Form 10-Q
period 1996-03-31
MORAN TRANSPORTATION CO
filed 1996-05-14
CIK 928188

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                       Commission file number:  33-82624
                          MORAN TRANSPORTATION COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1399280
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification
No.)

                              Two Greenwich Plaza
                         Greenwich, Connecticut  06830
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 625-7800
              (Registrant's telephone number, including area code)

                                 Not Applicable
                        ________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No
                                 ________   ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of May 10, 1996, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                  FORM 10 - Q
                                     INDEX

                                                                 PAGE
                                                                 ----
PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements of Moran Transportation
        Company and Subsidiaries


        Consolidated Balance Sheets at December 31, 1995 and
        March 31, 1996                                             3

      Consolidated Statements of Income for the three
          months ended March 31, 1995 and March 31, 1996           5

      Consolidated Statements of Cash Flows for the three
          months ended March 31, 1995 and March 31, 1996           6

      Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   10

PART II.    OTHER INFORMATION                                     12

                         PART I - FINANCIAL INFORMATION


                          Item 1.Financial Statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                        Dec 31,     Mar 31,
                                                         1995        1996
                                                       ---------  -----------
                                                                  (unaudited)

     ASSETS

Current Assets
  Cash and cash equivalents..........................   $  3,006    $  2,568
  Accounts receivable, less allowance for doubtful
     accounts of $263 and $363 at December 31, 1995
     and March 31, 1996, respectively................     12,047      11,483
  Inventory..........................................      4,330       4,229
  Unexpired insurance and other prepaid expenses.....      1,364       1,934
                                                        --------    --------
     Total Current Assets............................     20,747      20,214

Investment in joint venture..........................      2,959       2,922
Insurance claims receivable..........................      1,717       1,714
Fixed assets, net....................................    126,771     124,584
Shipyard assets held for sale (Note 5)...............      2,648       2,731
Restricted funds held for
  contingent consideration (Note 1)..................     13,600      13,600
Other Assets.........................................      5,068       4,925
                                                        --------    --------
     Total Assets....................................   $173,510    $170,690
                                                        ========    ========


          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                               Dec 31,     Mar 31,
                                                                1995        1996
                                                              ---------  -----------
                                                                         (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long term debt.........................   $    566    $    580
  Trade accounts payable....................................      3,468       2,604
  Accrued insurance payable.................................        132       1,664
  Accrued interest payable..................................      4,309       1,958
  Other accrued liabilities.................................      3,368       3,027
  Backpay liability.........................................        885         885
  Income taxes payable......................................        883       1,656
                                                               --------    --------
     Total Current Liabilities..............................     13,611      12,374

Long-term debt..............................................     82,848      82,698
Insurance claims reserves...................................      4,331       4,398
Deferred income taxes.......................................     35,576      35,096
Postretirement benefits other than pensions.................      3,729       3,774
Liability for contingent consideration (Note 1).............     13,600      13,600
Other liabilities...........................................      8,095       6,969
                                                               --------    --------
     Total Liabilities......................................    161,790     158,909

Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock
  (4,600 and 4,000 shares outstanding, at December 31, 1995
     and March 31, 1996, respectively)......................      1,150       1,000

Stockholders' Equity
  Common stock, par value $0.01 per share
     Authorized - 100,000 shares
     Issued and outstanding - 40,000 shares.................          1           1
  Capital surplus...........................................      9,999      10,149
  Retained earnings.........................................        570         631
                                                               --------    --------
     Total Stockholders' Equity                                  10,570      10,781
                                                               --------    --------
Total Liabilities and Stockholders' Equity..................   $173,510    $170,690
                                                               ========    ========

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                (Dollars in Thousands, except per share amounts)
                      For the Three Months Ended March 31,
                                  (Unaudited)




                                                                  1995       1996
                                                                ---------  ---------

Operating revenue.............................................   $18,080    $20,809
Cost of operations
  Operating expenses..........................................    11,335     12,666
  Depreciation................................................     1,796      1,922
                                                                 -------    -------
Total cost of operations......................................    13,131     14,588
                                                                 -------    -------
Gross profit..................................................     4,949      6,221
General and administrative expenses...........................     3,498      3,497
                                                                 -------    -------
Operating income..............................................     1,451      2,724
Interest expense..............................................    (2,474)    (2,564)
Interest income...............................................         2          -
Equity in income/(loss) from joint venture....................        27        (37)
Other (expense)/income........................................      (263)        15
                                                                 -------    -------
(Loss)/income before provision for income taxes...............    (1,257)       138

Provision for income taxes....................................      (359)        77
                                                                 -------    -------
  Net (loss)/income...........................................   $  (898)   $    61
                                                                 =======    =======
Per share of common stock outstanding:
  Net (loss)/income...........................................   $(20.13)     $1.33
                                                                 =======    =======

Weighted average number of shares outstanding (in thousands)..      44.6       45.8
                                                                 =======    =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                             (Dollars in Thousands)
                                  (Unaudited)


                                                        1995     1996
                                                        ----     ----


Cash flows from operating activities:
  Net (loss)/income................................  $  (898)  $    61
                                                     -------   -------
Adjustments to reconcile net (loss)/income to net
  cash provided by operating activities:
  Depreciation and amortization....................    2,209     2,707
  Deferred income taxes............................     (155)     (480)
  Equity in (income)/loss from joint venture.......      (27)       37
  Loss on disposal of fixed asset..................        -       128

Changes in operating assets and liabilities:
  Accounts receivable, net.........................    1,355       564
  Other current assets.............................     (169)     (469)
  Accounts payable and accrued expenses............   (2,297)   (2,010)
  Income taxes payable.............................     (324)      773
  Insurance claims receivable......................     (138)        3
  Insurance claims reserves........................      734        67
  Other assets and liabilities.....................      263    (1,228)
                                                     -------   -------
Net cash provided by operating activities..........      553       153

Cash flows from investing activities:
  Capital expenditures.............................     (734)     (441)
                                                     -------   -------
Net cash used for investing activities.............     (734)     (441)

Cash flows from financing activities:
  Proceeds from borrowings.........................    1,000     2,250
  Repayment of debt................................   (1,123)   (2,400)
  Debt issuance costs..............................     (140)        -
                                                     -------   -------
Net cash used for financing activities.............     (263)     (150)
Net decrease in cash and
  cash equivalents.................................     (444)     (438)

Cash and cash equivalents at beginning of period...    3,999     3,006
                                                     -------   -------
Cash and cash equivalents at end of period           $ 3,555   $ 2,568
                                                     =======   =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, unless otherwise noted)
                                  (UNAUDITED)



NOTE 1 - MORAN TRANSPORTATION COMPANY

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of Predecessor. When the company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. If these liabilities become due, the escrowed funds will be used to satisfy the liability. If the guarantees expire without being called, the funds will be paid to stockholders of Predecessor. There will be no impact on the Company other than assets and liabilities being reduced.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995.

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY

                                            Common  Capital   Retained
                                            Stock   Surplus   Earnings   Total
                                            ------  --------  --------  --------

Balance at December 31, 1995                    $1   $ 9,999      $570   $10,570

Net Income                                       -         -        61        61

Transfer of Mandatorily Redeemable Stock         -       150         -       150
                                            ------   -------      ----   -------
Balance at March 31, 1996                       $1   $10,149      $631   $10,781
                                            ======   =======      ====   =======

NOTE 3 - INCOME TAXES

The Company and its wholly owned domestic subsidiaries file a consolidated Federal income tax return. The Company accounts for deferred income taxes using the asset and liability method as prescribed under Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company provides a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

NOTE 4 - CONTINGENT LIABILITIES

On September 25, 1995, Local 333, United Marine Division, I.L.A., AFL-CIO ("Local 333") ratified the terms of a three year collective bargaining agreement with a New York operating subsidiary of the Company. The agreement is effective as of September 26, 1995. This subsidiary had been subject to several pending legal proceedings arising out of a 1988 strike in New York harbor. These proceedings will be terminated pursuant to a formal settlement agreement executed by the subsidiary, the union and the regional office of the National labor Relations Board ("NLRB"). The settlement agreement was approved by the NLRB on March 29, 1996 and the resulting NLRB order was enforced by the United States Court of Appeals for the Second Circuit on May 3, 1996.

In February 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "town"), New York, against the Company and several other potentially responsible parties ("PRP"). The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a Federal Superfund site in Syosset, New York, which served as a Town owned and operated landfill between 1933 and 1975. In a Record of Decision, issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $25,000 and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site.

While the current state of law imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company believes that its portion of the hazardous materials disposed at the site if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

Bouchard Transportation Co., Inc. ("Bouchard") a customer of the Company, has commenced suit in the United States District Court for the Eastern District of New York seeking damages arising out of an alleged collision in February, 1996 between an unknown object and a Bouchard barge in tow of a tug operated by a New York subsidiary of the Company, which collision resulted in barge damage and the release of approximately 35 barrels of oil from the barge. In a letter received by the Company in March, 1996, Bouchard listed its damages at approximately $1.1 million. The Company is investigating the incident, and believes, based upon the current status of its investigation, that the Company


                Pages 8
has meritorious defenses to the claim. Should Bouchard continue to pursue and prevail in its allegations, some or all of the amount payable by the Company would not be covered by insurance because of applicable deductibles. Management believes that any liability arising out of this incident would not have a material adverse effect on the Company's financial condition.

NOTE 5 - SHIPYARD ASSETS HELD FOR SALE

In 1992, the operations of a subsidiary of the Company, Jakobson Shipyard, Inc. were discontinued. Discussions have been held with the Town of Oyster Bay concerning the purchase of Jakobson's leasehold interest in the shipyard property. Management expects to enter into an agreement in principle for the sale of its property within a year. In anticipation of this sale, the Company has capitalized $2,731 of environmental remediation costs which, based upon the Company's estimates, are expected to be recovered from the proceeds of the sale. Management believes that there will not be a material adverse effect on the Company's financial position or results from operations upon sale.

NOTE 6 - FINANCIAL STATEMENTS OF GUARANTORS

All of the Company's subsidiaries ("the Guarantors") have guaranteed the $80,000 of First Preferred Ship Mortgage Notes which were issued on July 11, 1994 and the First Preferred Ship Mortgage Notes to be issued in exchange therefor. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the Guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis and, therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Operating Revenues: Operating revenues increased 15.1% during the first quarter of 1996 as compared to the comparable period in 1995. Tug services revenues increased by 11.9%, to $12.8 million, primarily as a result of increased barge towing revenues. Marine transportation revenues increased by 20.5% to $8.0 million reflecting both the colder winter weather in the Northeast which increased demand for coal and a general improvement in the barge markets served by the Company.

Operating Expenses: Operating expenses increased by $1.3 million, or 11.7%, to $12.7 million in the first quarter of 1996. The increase is primarily due to increased costs from higher asset utilization as a result of the increased activity discussed above. In addition, fuel prices increased during the first quarter as compared to last year. The Company also had higher drydocking amortization expense, compared to the first quarter of 1995.

Depreciation: Depreciation expense increased by $0.1 million, to $1.9 million, in the first quarter of 1996. This increase was due to additional depreciation arising from final purchase price adjustments and on improvements made to assets since the first quarter of 1995.

General and Administrative Expenses: General and administrative expenses remained essentially unchanged at $3.5 million during the first quarter, as modest increases in compensation were fully offset by reductions in employee benefit expenses.

Operating Income: Operating income increased by $1.3 million, or 87.7%, to $2.7 million in the first quarter of 1996. This improvement is primarily due to the increased revenues described above, partially offset by higher operating costs.

Interest Expense: Interest expense increased modestly reflecting higher short term revolving credit usage at higher interest rates.

Equity in Income/(Loss) from Joint Venture: Equity in income (loss) from joint venture declined from a profit of $27,000 in the first quarter of 1995 to a loss of $37,000 during the first quarter of 1996.

Net Income/(Loss): Net income increased by $959,000 as the Company posted a first quarter net profit of $61,000 during 1996 as compared to a first quarter loss of $898,000 during 1995. The improvement in overall profitability was principally driven by higher operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended March 31, 1996 decreased by $0.4 million. This decrease was attributable to the factors discussed below:

In the three months ending March 31, 1996, net cash provided by operating activities was $0.2 million. The $0.2 million in net cash provided by operating activities combined with a reduction in cash balances of $0.4 million was used to repay debt of $0.2 million and fund capital expenditures of $0.4 million.

As more fully discussed in footnote 4 to the financial statements, the Company's New York operating subsidiary has reached an agreement with the union representing its striking marine workers. The Company expects to have sufficient cash flow to meet any obligations imposed by the agreement, which among other things, requires payment of $5.6 million in settlement of claims against it for back pay liability in approximately equal quarterly installments over a seven year period, which commenced in April 1996.

The Company believes that cash flow from current levels of operations and, to a lesser extent, the availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

In December 1995, a wholly owned subsidiary of the Company signed a contract with Trinity Marine Group to build a 14,500 ton bulk barge for approximately $8.2 million. The barge is scheduled for delivery during the fourth quarter of 1996. The barge will be financed by a construction loan and is expected to be refinanced in whole or in part using external funding. The Company is presently negotiating a construction loan which it expects to close during the second quarter for $7.7 million. The guaranty by the Company's subsidiary of the Company's obligations under the Notes will not be secured by the newly constructed barge.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
               None

Item 2.  Changes in Securities
               None

Item 3.  Defaults upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

  10.1 Supplemental Indenture No. 2, dated January 2, 1996 among the Registrant, the Guarantors listed on Exhibits F-1, F-2, and F-3 to the Indenture, Barge Pennsylvania Corporation, Fleet National Bank of Connecticut, as trustee, and Moran Bulk Corporation.

  10.2   Instrument of Adherence, dated January 2, 1996, of Moran Bulk
       Corporation.

  27     Financial Data Schedule

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MORAN TRANSPORTATION COMPANY



                                 By:/s/ Malcolm W. MacLeod
                                    ----------------------
                                    Name: Malcolm W. MacLeod
                                    Title: President and Chief Executive Officer



Date:   5/10/96                  By:/s/ Jeffrey J. McAulay
        -------                     ----------------------
                                    Name: Jeffrey J. McAulay
                                    Title: Vice President, Finance and
                                     Administration
                                      (principal financial officer)

                                 EXHIBIT INDEX


  10.1 Supplemental Indenture No. 2, dated January 2, 1996 among the Registrant, the Guarantors listed on Exhibits F-1, F-2, and F-3 to the Indenture, Barge Pennsylvania Corporation, Fleet National Bank of Connecticut, as trustee, and Moran Bulk Corporation.

  10.2   Instrument of Adherence, dated January 2, 1996, of Moran Bulk
       Corporation.


  27     Financial Data Schedule