Form 10-Q
period 1996-06-30
MORAN TRANSPORTATION CO
filed 1996-08-09
CIK 928188

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

                                  Yes X     No
                                 _______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of August 8, 1996, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                  FORM 10 - Q
                                     INDEX

                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements of Moran Transportation
                 Company and Subsidiaries

            Consolidated Balance Sheets at December 31, 1995
                 and June 30, 1996                                 3

            Consolidated Statements of Income for the six
                 months ended June 30, 1995 and June 30, 1996      5

            Consolidated Statements of Income for the three
                 months ended June 30, 1995 and June 30, 1996      6

            Consolidated Statements of Cash Flows for the six
                 months ended June 30, 1995 and June 30, 1996      7

            Notes to Consolidated Financial Statements             8

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations              11

PART II.    OTHER INFORMATION                                     13

                         PART I - FINANCIAL INFORMATION


                          ITEM 1.FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                        Dec 31,    June 30,
                                                         1995        1996
                                                         ----        ----
                                                                  (unaudited)

     ASSETS
     ------
Current Assets
  Cash and cash equivalents..........................   $  3,006    $  6,121
  Accounts receivable, less allowance for doubtful
     accounts of $263 and $372 at December 31, 1995
     and June 30, 1996, respectively.................     12,047      11,790
  Inventory..........................................      4,330       4,303
  Unexpired insurance and other prepaid expenses.....      1,364       1,269
     Total Current Assets............................     20,747      23,483

Investment in joint venture..........................      2,959       2,976
Insurance claims receivable..........................      1,717       2,613
Fixed assets, net....................................    126,771     124,319
Shipyard assets held for sale (Note 5)...............      2,648       2,833
Restricted funds held for
  contingent consideration (Note 1)..................     13,600      13,600
Other Assets.........................................      5,068       4,757
                                                           -----       -----
     Total Assets....................................   $173,510    $174,581
                                                         =======     =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        Dec 31,   June 30,
                                                                         1995       1996
                                                                         ----       ----
   (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities
  Current portion of long term debt..................................   $    566   $    595
  Trade accounts payable.............................................      3,468      3,692
  Accrued insurance payable..........................................        132      1,335
  Accrued interest payable...........................................      4,309      4,309
  Other accrued liabilities..........................................      3,368      3,502
  Backpay liability..................................................        885        885
  Income taxes payable...............................................        883      1,620
                                                                             ---      -----
     Total Current Liabilities.......................................     13,611     15,938

Long-term debt.......................................................     82,848     82,544
Insurance claims reserves............................................      4,331      4,833
Deferred income taxes................................................     35,576     34,788
Postretirement benefits other than pensions..........................      3,729      3,819
Liability for contingent consideration (Note 1)......................     13,600     13,600
Other liabilities....................................................      8,095      6,564
                                                                           -----      -----
     Total Liabilities...............................................    161,790    162,086
                                                                         -------    -------
Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock
  (4,600 and 4,000 shares outstanding, at December 31, 1995
     and June 30, 1996, respectively)................................      1,150      1,000
                                                                           -----      -----

Stockholders' Equity
  Common stock, par value $0.01 per share
     Authorized - 100,000 shares
     Issued and outstanding - 40,000 and 40,600 shares outstanding,
       at December 31, 1995 and June 30, 1996, respectively..........          1          1
  Capital surplus....................................................      9,999     10,149
  Retained earnings..................................................        570      1,345
                                                                             ---      -----
     Total Stockholders' Equity                                           10,570     11,495
                                                                          ------     ------
Total Liabilities and Stockholders' Equity...........................   $173,510   $174,581
                                                                         =======    =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)




                                                                  1995       1996
                                                                  ----       ----

Operating revenue.............................................   $36,698    $42,105
Cost of operations
  Operating expenses..........................................    21,523     25,039
  Depreciation................................................     3,596      3,846
                                                                   -----      -----
Total cost of operations......................................    25,119     28,885
                                                                  ------     ------
Gross profit..................................................    11,579     13,220
General and administrative expenses...........................     7,322      7,066
                                                                   -----      -----
Operating income..............................................     4,257      6,154
Interest expense..............................................    (5,055)    (5,159)
Interest income...............................................        23         59
Equity in income from joint venture...........................        41         17
Other (expense)/income........................................       (16)       205
                                                                     ----       ---
(Loss)/income before provision for income taxes...............      (750)     1,276

Provision for income taxes....................................      (146)       501
                                                                    -----       ---
  Net (loss)/income...........................................   $  (604)   $   775
                                                                    =====       ===
Per share of common stock outstanding:
  Net (loss)/income...........................................   $(13.54)     $17.0

Weighted average number of shares outstanding (in thousands)..      44.6       45.6
                                                                    ====       ====

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)




                                                                  1995       1996
                                                                  ----       ----

Operating revenue.............................................   $18,618    $21,296
Cost of operations
  Operating expenses..........................................    10,188     12,373
  Depreciation................................................     1,800      1,924
                                                                   -----      -----
Total cost of operations......................................    11,988     14,297
                                                                  ------     ------
Gross profit..................................................     6,630      6,999
General and administrative expenses...........................     3,747      3,569
                                                                   -----      -----
Operating income..............................................     2,883      3,430
Interest expense..............................................    (2,465)    (2,594)
Interest income...............................................        21         59
Equity in income from joint venture...........................        74         54
Other (expense)/income........................................        (6)       189
                                                                      ---       ---
Income before provision for income taxes......................       507      1,138

Provision for income taxes....................................       213        424
                                                                     ---        ---
  Net income..................................................   $   294    $   714
                                                                  ======     ======
Per share of common stock outstanding:
  Net income..................................................     $6.59     $15.66

Weighted average number of shares outstanding (in thousands)..      44.6       45.6
                                                                    ====       ====

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                       1995      1996
                                                       ----      ----

Cash flows from operating activities:
  Net (loss)/income................................  $  (604)  $   775
                                                     --------  -------
Adjustments to reconcile net (loss)/income to net
  cash provided by operating activities:
  Depreciation and amortization....................    4,622     5,565
  Deferred income taxes............................     (241)     (788)
  Equity in income from joint venture..............     (161)      (17)
  Loss on disposal of fixed asset..................        -       128

Changes in operating assets and liabilities:
  Accounts receivable..............................    1,189       257
  Other current assets.............................       71       122
  Accounts payable and accrued expenses............      272     1,590
  Income taxes payable.............................     (157)      737
  Insurance claims receivable......................       36      (896)
  Insurance claims reserves........................       32       502
  Other assets and liabilities.....................      (46)   (1,690)
                                                         ----   -------
Net cash provided by operating activities..........    5,013     6,285

Cash flows from investing activities:
  Capital expenditures.............................   (2,491)   (2,824)
                                                      -------   -------
Net cash used for investing activities.............   (2,491)   (2,824)

Cash flows from financing activities:
  Proceeds from borrowings.........................    1,000     2,250
  Repayment of debt................................   (1,249)   (2,554)
  Debt issuance costs..............................     (140)      (42)
                                                        -----   -------
Net cash used for financing activities.............     (389)     (346)
Net increase in cash and                               _____     _____
  cash equivalents.................................    2,133     3,115
Cash and cash equivalents at beginning of period...    3,999     3,006
                                                       -----     -----
Cash and cash equivalents at end of period           $ 6,132   $ 6,121
                                                     =======   =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)
                                  (UNAUDITED)



        NOTE 1 - MORAN TRANSPORTATION COMPANY
        -------------------------------------

        Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. If these liabilities become due, the escrowed funds will be used to satisfy the liability. If the guarantees expire without being called, the funds will be paid to stockholders of Predecessor. There will be no impact on the Company other than assets and liabilities being reduced.

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

        NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY
        ----------------------------------------

                                                    Common  Capital   Retained
                                                    Stock   Surplus   Earnings   Total
                                                    -----   -------   --------   -----

        Balance at December 31, 1995                    $1   $ 9,999    $  570   $10,570

        Net Income                                       -         -       775       775

        Transfer of Mandatorily Redeemable Stock         -       150         -       150
                                                        --   -------    ------   -------
        Balance at June 30, 1996                        $1   $10,149    $1,345   $11,495
                                                        ==   =======    ======   =======

        NOTE 3 - INCOME TAXES
        ---------------------
        The Company and its wholly owned domestic subsidiaries file a consolidated Federal income tax return. The Company accounts for deferred income taxes using the asset and liability method as prescribed under Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company provides a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        NOTE 4 - CONTINGENT LIABILITIES
        -------------------------------

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

        In February 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "Town"), New York, against a number of potentially responsible parties ("PRP"), including Jakobson Shipyard Inc. ("Jakobson"), a subsidiary of the Company. The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a Federal Superfund site in Syosset, New York, which served as a Town owned and operated landfill between 1933 and 1975. In a Record of Decision, issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $25 million and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site.

        The Town seeks to hold PRPs liable on a joint and several basis. The PRPs contend that, as operator of the landfill, the Town bears major responsibility for the clean-up and PRPs are only liable for their relative shares. Jakobson believes that its portion of the hazardous materials disposed at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate Jakobson's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

        The Company is a party to routine, marine-related lawsuits arising in the ordinary course of its business. The claims made in connection with the Company's marine operations are covered by marine insurance, subject to applicable policy deductibles. Management believes, based on its current knowledge, that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on the Company's financial condition and results of operations.


        NOTE 5 - SHIPYARD ASSETS HELD FOR SALE
        --------------------------------------

        In 1992, the operations of Jakobson were discontinued. Discussions are being held with the Town of Oyster Bay and the New York State Department of Environmental Conservation concerning the purchase of Jakobson's leasehold interest in the shipyard property. Management expects to enter into an agreement in principle for the sale of its property within a year. In anticipation of this sale, the Company has capitalized $2.8 million of environmental remediation costs which, based upon the Company's estimates, are expected to be recovered from the proceeds of the sale. Management believes that the sale will not have a material adverse effect on the Company's financial position or results from operations upon sale.

        NOTE 6 - FINANCIAL STATEMENTS OF GUARANTORS
        -------------------------------------------

        All of the Company's subsidiaries ("the Guarantors") have guaranteed the Company's $80 million of First Preferred Ship Mortgage Notes. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the Guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        RESULTS OF OPERATIONS
        ---------------------

        SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,
        1995

        Operating Revenues: Operating revenues increased 14.7% during the first six months of 1996 as compared to the comparable period in 1995. Tug services revenues increased by 7.6%, to $25.3 million, primarily as a result of increased barge and coastwise towing revenues. Marine transportation revenues increased by 27.5% to $16.8 million reflecting both the colder winter weather in the Northeast which increased demand for coal and a general improvement in the barge markets served by the Company.

        On July 1, 1996, the Company's New York subsidiary began a two year contract with The New York City Department of Sanitation to provide marine services. Revenue from this contract will be dependent upon New York City's requirements.

        Operating Expenses: Operating expenses increased by $3.5 million, or 16.3%, to $25.0 million in the first six months of 1996. The increase is primarily due to increased costs for labor, fuel, outside towing and charterhire due to the increased activity discussed above. In addition, average fuel prices increased during the first six months as compared to last year. The Company also had higher drydocking amortization expense, compared to the first six months of 1995.

        Depreciation: Depreciation expense increased by $0.3 million, to $3.8 million, in the first six months of 1996. This increase was due to additional depreciation arising from final purchase price adjustments and depreciation on improvements made to assets.

        General and Administrative Expenses: General and administrative expenses decreased by $0.3 million or 3.5%, to $7.1 million during the first six months of 1996, primarily due to lower professional fees.

        Operating Income: Operating income increased by $1.9 million, or 44.6%, to $6.2 million in the first six months of 1996. This improvement is primarily due to the increased revenues described above, partially offset by higher operating costs.

        Net Income/(Loss): Net income increased by $1.4 million as the Company posted a net profit of $0.8 million during the first six months of 1996 as compared to a loss of $0.6 million during the first six months of 1995. The improvement in overall profitability was principally driven by higher operating income.

        THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

        Operating Revenues: Operating revenues increased 14.4% during the second quarter of 1996 as compared to the comparable period in 1995. Tug services revenues increased by 3.5%, to $12.5 million, primarily as a result of increased barge and coastwise towing revenues. Marine transportation revenues increased by 34.7% to $8.8 million reflecting a general improvement in the barge markets served by the Company.

        Operating Expenses: Operating expenses increased by $2.2 million, or 21.4%, to $12.4 million in the second quarter of 1996. The increase is primarily due to increased costs for labor, outside towing and charterhire due to the increased activity discussed above. In addition, fuel prices increased during the first six months as compared to last year and insurance expense increased because of a favorable adjustment in the second quarter of 1995.

        The Company also had higher drydocking amortization expense, compared to the first six months of 1995.

        Depreciation: Depreciation expense increased by $0.1 million, to $1.9 million, in the second quarter of 1996. This increase was due to additional depreciation arising from final purchase price adjustments and depreciation on improvements made to assets.

        General and Administrative Expenses: General and administrative expenses decreased by $0.2 million, or 4.8%, to $3.6 million during the second quarter, due to lower professional fees.

        Operating Income: Operating income increased by $0.5 million, or 19.0%, to $3.4 million in the second quarter of 1996. This improvement is primarily due to the increased revenues described above, partially offset by higher operating costs.

        Net Income/(Loss): Net income increased by $0.4 million, or 142.9%, to $0.7 million in the second quarter. The improvement in overall profitability was principally driven by higher operating profit.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        Cash and cash equivalents for the six months ended June 30, 1996 increased by $3.1 million. This increase was attributable to the factors discussed below:

        In the six months ending June 30, 1996, net cash provided by operating activities was $6.3 million. The $6.3 million in net cash provided by operating activities was used to repay debt of $0.4 million and fund capital expenditures of $2.8 million, resulting in an increase of cash and cash equivalents of $3.1 million.

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

        The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

        In December 1995, a wholly owned subsidiary of the Company signed a contract with Trinity Marine Group to build a 14,500 ton bulk barge for approximately $8.2 million. the barge is scheduled for delivery during the fourth quarter of 1996. The Company's subsidiary has obtained a construction loan for $7.72 million, which the Company and Moran Towing Corporation, a subsidiary, have guaranteed, and is currently negotiating permanent financing for the barge. The construction loan matures upon the earlier of December 31, 1996 or 60 days after delivery of the new barge. At June 30, 1996, there were no borrowings outstanding under the construction loan facility. The guaranty by the Company's subsidiary of the Company's obligations under its First Preferred Ship Mortgage Notes will not be secured by the newly constructed barge.

                          PART II - OTHER INFORMATION


        ITEM 1.  LEGAL PROCEEDINGS
                     None

        ITEM 2.  CHANGES IN SECURITIES
                     None

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                     None

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     On April 22, 1996, the stockholders of the Company, at their annual meeting unanimously elected the following persons to serve as directors:

                     Paul R. Tregurtha, James R. Barker, Malcolm W. MacLeod, Jeffrey J. McAulay, Edmond J. Moran, Jr., Andrew Langlois and Mort Lowenthal


        ITEM 5.  OTHER INFORMATION
                     None

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                   10.1 Construction Loan Agreement, dated as of May 16, 1996, among Moran Bulk Corporation, a Delaware corporation, as borrower, the Company and Moran Towing Corporation, a New York corporation, as guarantors, and The First National Bank of Boston, as lender (the "Bank")

                   10.2 Construction Loan Note, dated as of May 16, 1996, payable by Moran Bulk Corporation to the Bank

                   10.3 Security Agreement, dated as of May 16, 1996, between Moran Bulk Corporation and the Bank

                   10.4 Guaranty dated as of May 16, 1996, by the Company and Moran Towing Corporation, in favor of the Bank

                   27    Financial data schedule




         (b)  Reports on Form 8-K.

                 None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MORAN TRANSPORTATION COMPANY



                                         By:/s/ Malcolm W. MacLeod
                                            -----------------------
                                            Name: Malcolm W. MacLeod
                                            Title: President and Chief Executive
                                            Officer



        Date:   8/8/96                   By:/s/ Jeffrey J. McAulay
                                            -----------------------
                                            Name: Jeffrey J. McAulay
                                            Title: Vice President, Finance
                                            and Administration
                                            (principal financial officer)