Form 10-Q
period 1996-09-30
MORAN TRANSPORTATION CO
filed 1996-11-13
CIK 928188

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                                  Yes X   No
                                 -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       As of November 5, 1996, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                  FORM 10 - Q
                                     INDEX

                                                                   PAGE
                                                                   ----
PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements of Moran Transportation
                           Company and Subsidiaries

            Consolidated Balance Sheets at December 31, 1995 and
            September 30, 1996                                       3

            Consolidated Statements of Income for the nine
            months ended September 30, 1995 and September 30, 1996   5

            Consolidated Statements of Income for the three
            months ended September 30, 1995 and September 30, 1996   6

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1995 and September 30, 1996   7

            Notes to Consolidated Financial Statements               8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11

PART II.    OTHER INFORMATION                                       13

                         PART I - FINANCIAL INFORMATION


                          ITEM 1.FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                       DEC. 31,   SEPT.  30,
                                                         1995        1996
                                                       ---------  -----------
                                                                  (UNAUDITED)

     ASSETS
     ------

Current Assets
  Cash and cash equivalents..........................   $  3,006    $  2,444
  Accounts receivable, less allowance for doubtful
     accounts of $263 and $429 at December 31, 1995
     and September 30, 1996, respectively............     12,047      12,790
  Inventory..........................................      4,330       4,296
  Unexpired insurance and other prepaid expenses.....      1,364       1,633
                                                        --------    --------
     Total Current Assets............................     20,747      21,163

Investment in joint venture..........................      2,959       3,080
Insurance claims receivable..........................      1,717       1,672
Fixed assets, net....................................    126,771     124,877
Shipyard assets held for sale (Note 5)...............      2,648       2,937
Restricted funds held for
  contingent consideration (Note 1)..................     13,600      13,600
Other assets.........................................      5,068       4,717
                                                        --------    --------
     Total Assets....................................   $173,510    $172,046
                                                        ========    ========

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        DEC 31,   SEPT.  30,
                                                                         1995        1996
                                                                       ---------  ----------
                                                                                  (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities
  Notes payable and current portion of long term debt................   $    566    $  1,869
  Trade accounts payable.............................................      3,468       3,493
  Accrued insurance payable..........................................        132         750
  Accrued interest payable...........................................      4,309       1,958
  Other accrued liabilities..........................................      3,368       4,687
  Backpay liability..................................................        885         885
  Income taxes payable...............................................        883         585
                                                                        --------    --------
     Total Current Liabilities.......................................     13,611      14,227

Long-term debt.......................................................     82,848      82,400
Insurance claims reserves............................................      4,331       4,539
Deferred income taxes................................................     35,576      34,168
Postretirement benefits other than pensions..........................      3,729       3,898
Liability for contingent consideration (Note 1)......................     13,600      13,600
Other liabilities....................................................      8,095       6,385
                                                                        --------    --------
     Total Liabilities...............................................    161,790     159,217
                                                                        --------    --------

Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock
  (4,600 and 4,000 shares outstanding, at December 31, 1995
     and September 30, 1996, respectively)...........................      1,150       1,000
                                                                        --------    --------

Stockholders' Equity
  Common stock, par value $0.01 per share
     Authorized - 100,000 shares
     Issued and outstanding - 40,000 and 40,600 shares outstanding,
       at December 31, 1995 and September 30, 1996, respectively.....          1           1
  Capital surplus....................................................      9,999      10,149
  Retained earnings..................................................        570       1,679
                                                                        --------    --------
     Total Stockholders' Equity                                           10,570      11,829
                                                                        --------    --------
Total Liabilities and Stockholders' Equity...........................   $173,510    $172,046
                                                                        ========    ========


          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                  1995       1996
                                                                ---------  ---------

Operating revenue.............................................   $56,549    $65,756
Cost of operations
  Operating expenses..........................................    33,423     40,016
  Depreciation................................................     5,504      5,774
                                                                 -------    -------
Total cost of operations......................................    38,927     45,790
                                                                 -------    -------
Gross profit..................................................    17,622     19,966
General and administrative expenses...........................    10,862     10,790
                                                                 -------    -------
Operating income..............................................     6,760      9,176
Interest expense..............................................    (7,646)    (7,736)
Interest income...............................................        34         88
Equity in (loss)/income from joint venture....................       (24)       122
Other (expense)/income........................................       (24)       191
                                                                 -------    -------
 (Loss)/income before provision for income taxes..............      (900)     1,841

Provision for income taxes....................................      (113)       732
                                                                 -------    -------
  Net (loss)/income...........................................   $  (787)   $ 1,109
                                                                 =======    =======

Per share of common stock outstanding:
  Net (loss)/income...........................................   $(17.65)    $24.27
                                                                 =======    =======

Weighted average number of shares outstanding (in thousands)..      44.6       45.7
                                                                 =======    =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                  1995       1996
                                                                ---------  ---------

Operating revenue.............................................   $19,851    $23,651
Cost of operations
  Operating expenses..........................................    11,900     14,977
  Depreciation................................................     1,908      1,928
                                                                 -------    -------
Total cost of operations......................................    13,808     16,905
                                                                 -------    -------
Gross profit..................................................     6,043      6,746
General and administrative expenses...........................     3,540      3,724
                                                                 -------    -------
Operating income..............................................     2,503      3,022
Interest expense..............................................    (2,591)    (2,577)
Interest income...............................................        11         29
Equity in (loss)/income from joint venture....................       (65)       105
Other (expense)...............................................        (8)       (14)
                                                                 -------    -------
 (Loss)/income before provision for income taxes..............      (150)       565

Provision for income taxes....................................        33        231
                                                                 -------    -------
  Net (loss)/income...........................................   $  (183)   $   334
                                                                 =======    =======
Per share of common stock outstanding:
  Net (loss)/income...........................................    $(4.10)     $7.31
                                                                 =======    =======

Weighted average number of shares outstanding (in thousands)..      44.6       45.7
                                                                 =======    =======

          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                          1995      1996
                                                        --------  --------

Cash flows from operating activities:
  Net (loss)/income...................................  $  (787)  $ 1,109
                                                        -------   -------
Adjustments to reconcile net (loss)/income to net
  cash provided by operating activities:
  Depreciation and amortization.......................    7,238     8,289
  Deferred income taxes...............................     (475)   (1,408)
  Equity in income from joint venture.................     (156)     (122)
  Loss on disposal of fixed asset.....................        -       128

Changes in operating assets and liabilities:
  Accounts receivable.................................    1,059      (743)
  Other current assets................................      311      (235)
  Accounts payable and accrued expenses...............   (1,385)     (360)
  Income taxes payable................................      195      (298)
  Insurance claims receivable.........................     (430)       45
  Insurance claims reserves...........................      343       208
  Other assets and liabilities........................   (1,735)   (1,894)
                                                        -------   -------
Net cash provided by operating activities.............    4,178     4,719

Cash flows from investing activities:
  Capital expenditures................................   (3,145)   (5,987)
                                                        -------   -------
Net cash used for investing activities................   (3,145)   (5,987)

Cash flows from financing activities:
  Proceeds from borrowings............................    1,000     3,524
  Repayment of debt...................................   (1,379)   (2,698)
  Debt issuance costs.................................     (140)     (120)
                                                        -------   -------
Net cash provided by/(used for) financing activities..     (519)      706
Net increase/(decrease) in cash and cash equivalents..      514      (562)
Cash and cash equivalents at beginning of period......    3,999     3,006
                                                        -------   -------
Cash and cash equivalents at end of period              $ 4,513   $ 2,444
                                                        =======   =======


          See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)
                                  (UNAUDITED)



NOTE 1 - MORAN TRANSPORTATION COMPANY
-------------------------------------

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. If these liabilities become due, the escrowed funds will be used to satisfy the liability. If the guarantees expire or terminate without being called, the funds will be paid to stockholders of Predecessor. There will be no impact on the Company other than assets and liabilities being reduced.

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

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------

                                            COMMON  CAPITAL   RETAINED
                                            STOCK   SURPLUS   EARNINGS   TOTAL
                                            ------  --------  --------  --------

Balance at December 31, 1995                    $1   $ 9,999    $  570   $10,570

Net Income                                       -         -     1,109     1,109

Transfer of Mandatorily Redeemable Stock         -       150         -       150
                                            ------   -------    ------   -------

Balance at September 30, 1996                   $1   $10,149    $1,679   $11,829
                                            ======   =======    ======   =======

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


NOTE 5 - SHIPYARD ASSETS HELD FOR SALE
--------------------------------------

In 1992, the operations of Jakobson were discontinued. Discussions are being held with the Town of Oyster Bay and the New York State Department of Environmental Conservation concerning the purchase of Jakobson's leasehold interest in the shipyard property. Management expects to enter into an agreement in principle for the sale of its property within a year. In anticipation of this sale, the Company has capitalized $2.9 million of environmental remediation costs which, based upon the Company's estimates, are expected to be recovered from the proceeds of the sale. Management believes that the sale will not have a material adverse effect on the Company's financial position or results from operations upon sale.


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

NOTE 7 - SUBSEQUENT EVENT
-------------------------

In December 1995, a wholly owned indirect subsidiary of the Company ("Subsidiary") signed a contract with Trinity Marine Group ("Trinity") to build a 14,500 ton bulk barge. The total cost of the barge was approximately $8.0 million. The barge was delivered on November 9, 1996. Upon delivery, Subsidiary assigned its rights under the contract with Trinity to Fleet Capital Corporation ("Fleet") and Subsidiary entered into a 10 year bareboat charter for the barge with Fleet. The charter contains an option to buy the barge at enumerated times during the lease period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Operating Revenues: Operating revenues increased by $9.2 million or 16.3% during the first nine months of 1996 as compared to the comparable period in 1995. Tug services revenues increased by 13.9%, to $40.2 million, primarily as a result of increased barge and coastwise towing revenues. In addition, on July 1, 1996, the Company's New York subsidiary began a two year contract with The New York City Department of Sanitation to provide marine services. Marine transportation revenues increased by 20.3% to $25.6 million reflecting both the colder winter weather in the Northeast which increased demand for coal and a general improvement in the barge markets served by the Company.

Operating Expenses: Operating expenses increased by $6.6 million, or 19.7%, to $40.0 million in the first nine months of 1996. The increase is primarily due to increased costs for labor, fuel, outside towing and charterhire due to the increased activity discussed above as well as an increase in claims under insurance deductibles partially offset by lower insurance premium expense. In addition, average fuel prices increased during the first nine months as compared to last year. The Company also had higher drydocking amortization expense, compared to the first nine months of 1995.

Depreciation: Depreciation expense increased by $0.3 million, to $5.8 million, in the first nine months of 1996. This increase was due to additional depreciation arising from final purchase price adjustments and depreciation on improvements made to assets.

General and Administrative Expenses: General and administrative expenses decreased by $0.1 million or 0.7%, to $10.8 million during the first nine months of 1996, primarily due to lower professional fees.

Operating Income: Operating income increased by $2.4 million, or 35.7%, to $9.2 million in the first nine months of 1996. This improvement is primarily due to the increased revenues described above, partially offset by higher operating costs.

Net Income/(Loss): Net income increased by $1.9 million as the Company posted a net profit of $1.1 million during the first nine months of 1996 as compared to a loss of $0.8 million during the first nine months of 1995. The improvement in overall profitability was principally driven by higher operating income.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Operating Revenues: Operating revenues increased by $3.8 million or 19.1% during the third quarter of 1996 as compared to the comparable period in 1995. Tug services revenues increased by 26.4%, to $14.9 million, primarily as a result of increased barge and coastwise towing revenues and the commencement of The Department of Sanitation contract discussed above. Marine transportation revenues increased by 8.5% to $8.8 million reflecting a general improvement in the barge markets served by the Company.

Operating Expenses: Operating expenses increased by $3.1 million, or 25.9%, to $15.0 million in the third quarter of 1996. The increase is primarily due to increased costs for labor, outside towing and charterhire due to the increased activity discussed above as well as an increase in claims under insurance deductibles partially offset by lower insurance premium expense. In addition, fuel prices increased during the third quarter as compared to last year. The Company also had higher drydocking amortization expense, compared to the third quarter of 1995.

General and Administrative Expenses: General and administrative expenses increased by $0.2 million, or 5.2%, to $3.7 million during the third quarter, due to the timing of certain expenses which fell in the third quarter of 1996 and in other quarterly periods in the prior year.

Operating Income: Operating income increased by $0.5 million, or 20.7%, to $3.0 million in the third quarter of 1996. This improvement is primarily due to the increased revenues described above, partially offset by higher operating costs.

Net Income/(Loss): Net income increased by $0.5 million, to $0.3 million in the third quarter. The improvement in overall profitability was principally driven by higher operating profit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents for the nine months ended September 30, 1996 decreased by $0.6 million. This decrease was attributable to the factors discussed below:

In the nine months ending September 30, 1996, net cash provided by operating activities was $4.7 million. The $4.7 million in net cash provided by operating activities together with net cash provided by financing activities of $0.7 million was used to fund capital expenditures of $6.0 million, resulting in a decrease in cash and cash equivalents of $0.6 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

In December 1995, a wholly owned indirect subsidiary of the Company ("Subsidiary") signed a contract with Trinity Marine Group ("Trinity") to build a 14,500 ton bulk barge. The total cost of the barge was approximately $8.0 million. The barge was delivered on November 9, 1996. Subsidiary obtained a construction loan for $7.72 million, which the Company and Moran Towing Corporation, a subsidiary, guaranteed. Upon delivery, Subsidiary assigned its rights under the contract with Trinity to Fleet Capital Corporation ("Fleet") and Subsidiary entered into a 10 year bareboat charter for the barge with Fleet. The charter contains an option to buy the barge at enumerated times during the lease period. The Company and Moran Towing Corporation, a subsidiary, have guaranteed the lease. At September 30, 1996, there was $1.3 million outstanding under the construction loan facility which amount was paid in full with proceeds from the Fleet transaction. The balance of construction costs ($1.7 million) paid through September 30, 1996 were funded with cash.

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

                                 MORAN TRANSPORTATION COMPANY



                                 By:/s/ Malcolm W. MacLeod
                                    ----------------------
                                    Name: Malcolm W. MacLeod
                                    Title: President and Chief Executive Officer



Date:   11/12/96                 By:/s/ Jeffrey J. McAulay
      ----------                    ----------------------
                                    Name: Jeffrey J. McAulay
                                    Title: Vice President, Finance
                                    and Administration
                                    (principal financial officer)