Form 10-K405
period 1996-12-31
MORAN TRANSPORTATION CO
filed 1997-03-31
CIK 928188

             =====================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                  ------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (FEE REQUIRED)

                           For the Fiscal Year Ended
                               December 31, 1996

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (NO FEE REQUIRED)


           For the transition period from ___________ to __________

                         Commission File No.  33-82624

                         Moran Transportation Company
            (Exact name of registrant as specified in its charter)

Delaware                                                   06-1399280
(State or other jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                             Identification No.)

Two Greenwich Plaza, Greenwich, CT                         06830
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (203) 625-7800

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

   As of March 28, 1997, all of the registrant's 44,600 issued and outstanding shares of Common Stock, par value $.01 per share, were held by directors, officers and affiliates of the registrant.
================================================================================

                                    PART I


     Item 1.  Business

     General

     Moran Transportation Company was incorporated on June 2, 1994. Moran Transportation Company was formed by Lakes Shipping Company, Inc. ("Lakes Shipping") and its principals, Paul R. Tregurtha and James R. Barker (who serve as Chairman and Vice Chairman, respectively), together with members of Mr. Barker's immediate family, certain officers of Lakes Shipping (collectively, the "Lakes Group"), and certain members of senior management of Moran Towing Corporation (the "Predecessor"). Moran Transportation Company acquired the Predecessor on July 11, 1994 (the "Acquisition"). Except as otherwise indicated, or where the context otherwise requires, the "Company" shall refer to Moran Transportation Company, the Predecessor and each of its subsidiaries.

     The Company is a leading provider of tug and marine transportation services on the East and Gulf Coasts and in the U.S. coastwise trade (the "Jones Act" trade). Operating a fleet of 54 tugs and 15 barges, the Company serves a diverse customer base out of the ports of Portsmouth, New Hampshire; New York, New York; Philadelphia, Pennsylvania; Baltimore, Maryland; Norfolk, Virginia; Jacksonville, Florida; Miami, Florida; and Beaumont/Port Arthur, Texas. The Company has relationships that span 30 or more years with many of its major customers in the tug services and marine transportation businesses.

        Tug Services. The Company is a widely recognized leader in the tug services industry and believes it has the greatest number of tugboats performing ship docking and barge towing services along the East and Gulf Coasts of the United States. The Company provides ship docking and undocking services and harbor and coastwise towing for major domestic and international bulk and container cargo shipping companies, cruise lines, car carriers, barge transportation companies, oil companies, the U.S. Navy, and the Company's own barge fleet. The Company believes that it has a leading position in the ship docking business in each of its ports of operations, other than in Miami, Florida, where the Company began operations in February, 1993.

        Marine Transportation. The Company's barge fleet transports fuel oil and refined petroleum products, coal, grain and other bulk cargoes in the Jones Act and foreign trades. The Company's barges operate under term contracts with utilities and on both a contract and spot market basis with oil companies, refineries, commodity trading companies and other commercial shippers.

     Sales and Marketing

        Tug Services. The general manager of each operating port has ongoing marketing responsibilities for his subsidiary. The general managers are assisted by sales personnel based in Greenwich, Connecticut and Baltimore, Maryland. The Company also has long-standing relationships with a network of independent foreign agents in many of the major shipping centers of the world.

        Marine Transportation. The Company has maintained long-term relationships with key participants in the utility, energy and agricultural sectors, and uses those contacts to develop business. New business opportunities for the marine transportation business are also generated by the general managers of the Company's operating subsidiaries or divisions. The Company has the ability to quickly assemble a multi-disciplinary team to analyze new business opportunities and prepare and submit proposals tailored to meet customers' needs.

     Competition

        Tug Services. The tug services industry is highly competitive. The Company's primary competitors are McAllister Brothers, Inc. and Turecamo Harbor and Coastal Towing Company. McAllister competes with the Company in five of its eight ports and Turecamo competes with the Company in New York and Philadelphia. In addition, the Company also competes with other providers of tug services in several of its ports.

        Because entry into most ports is unrestricted, additional competitors may enter the Company's current markets in the future. Management believes that such competitors are more likely to emerge from existing tug service companies (as opposed to new entrants into the industry) for the following reasons. First, the tug services industry is mature and management believes that business development for a newcomer would be difficult given the importance of relationships in the tug services business. Second, the Jones Act limits U.S. port-to-port maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews, thereby precluding the entry of foreign competitors. Third, capital investment requirements are significant. Fourth, management believes that the Oil Pollution Act of 1990 ("OPA 90") and other environmental and safety regulations will have the effect of discouraging smaller competitors from entering the market.

        Management believes that participants in the tug services market compete on the basis of price, service (including vessel availability), relationships, reputation, quality of operations, the ability to meet stringent safety requirements and operational flexibility.

        Marine Transportation. The marine transportation industry is highly competitive. The industry has become increasingly concentrated in recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger competitors. The Company has a number of competitors in each of its marine transportation markets which operate U.S. flag barges, tankers and bulkers. Certain of these competitors have substantially greater resources than the Company. However, the number of vessels eligible to engage in Jones Act trade has declined over the past several years.

        Management believes that participants in the tank and dry bulk barge business compete on the basis of price, service (including vessel availability), relationships, reputation, quality of operations, the ability to pass stringent safety audits and operational flexibility. Further, in light of the potential liability of oil companies and other shippers of petroleum products under OPA 90 and analogous state laws, management believes that some shippers select transporters in larger measure than in the past, on the basis of a demonstrated record of safe operations. Therefore, the Company has implemented a number of measures in order to maintain high quality operations and has continued to stress its long-standing commitment to safe transportation of petroleum products in its marketing efforts.

     Customers and Contracts

        Tug Services. The Company offers tug services to vessel owners and operators and their agents. The Company prides itself on its long-standing customer relationships, which in some cases date back to before World War II. The majority of the Company's ship docking business is performed under one-year, renewable contracts, with the remainder being on a spot basis. The Company also has long and established relationships with many of its harbor and coastwise towing customers. Almost all of the Company's towing business is performed on a spot market basis.

        No single tug services customer accounted for more than 4% of the Company's total consolidated revenues in 1996. Although many of the Company's tug services customers have been customers of the Company for periods in excess of 30 years and although most of the Company's tug services customers have had at least a five-year relationship with the Company, there can be no assurance that any individual contract or relationship will be renewed or continued.

        Marine Transportation. The Company's marine transportation business does business both on a term contract basis and on a spot market basis. The Company strives to maintain an appropriate mix of contract and spot business, based on current market conditions. No single marine transportation customer accounted for more than 6% of the Company's total revenues in 1996.

     Insurance

     The Company's operations are subject to the hazards associated with operating vessels and carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of, or damage to, the Company's vessels, damage to property of third parties (including customers), loss or contamination of cargo, personal injury to employees or third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to, the Company's vessels is insured to amounts which the Company believes represents the fair market values of such vessels, subject to certain deductibles. Vessel operating liabilities, resulting from such things as collision, cargo and environmental damage and personal injury, are insured at levels believed to be adequate primarily through the Company's participation in a protection and indemnity mutual insurance association. However, because of the mutual nature of such insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance. See "Regulatory Matters-Environmental Matters - Oil Pollution Legislation."

     The Company has entered into a Marine Insurance Additional Retention Agreement (the "Insurance Agreement") with The Interlake Steamship Company, Lakes Shipping and Mormac Marine Transport Inc. (collectively, the "Mormac Group"). Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company and the Mormac Group entered into the Insurance Agreement in an effort to reduce insurance expense by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company and Mormac Group agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 60% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 40% of any such additional insurance claims expense will be borne by the Mormac Group. Amounts payable to the Company from members of the Mormac Group totaled $482,000 at December 31, 1996. The Company believes that the terms of the Insurance Agreement, which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

     Regulatory Matters

        General. The Company's rates for transportation of bulk cargoes, which are not published and are negotiated with its customers, are not subject to government regulation. The operation of tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as under certain state and local laws. Tugboats and barges are required to meet operational and safety standards currently established by the United States Coast Guard. In addition, most of the Company's tugboats and all of its barges meet construction and repair standards established by the American Bureau of Shipping, a private vessel inspection organization. The Company's seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard. See also "Regulatory Matters-Occupational Health Regulations".

        Jones Act and Related Regulations. The Jones Act restricts marine transportation between United States ports to vessels built and registered in the United States and owned by United States citizens. The Jones Act also requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. In addition, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States flag operators than for owners of vessels registered under foreign flags. Because the Company transports cargo between United States ports and engages in harbor work within United States ports, most of its business depends upon the Jones Act remaining in effect. Compliance with the requirements of the Jones Act is therefore very important to the operations of the Company and the loss of Jones Act status could have a significant adverse effect on the Company. In this regard, stockholder agreements prohibit the transfer of shares of the Company's capital stock to non-U.S. citizens. See "Certain Relationships and Related Transactions." The Company also monitors the citizenship of its employees and will take any remedial action necessary to insure compliance with Jones Act requirements. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade. These efforts have been consistently defeated by large margins in the United States Congress. Management believes that continued efforts will be made to gain access to such trade and if such efforts are successful, there could be an adverse effect on the Company.

        Merchant Marine Act, 1936. Because Mormac Marine Transport, Inc. ("Mormac"), which is owned by the principals of the Lakes Group, received operating-differential subsidies from the United States in 1996 in order to compete in foreign trade, the Lakes Group was required to obtain the approval of the Secretary of Transportation pursuant to
        Section 805(a) of the Merchant Marine Act, 1936, as amended, in order to consummate the Acquisition and in order for Messrs. Barker and Tregurtha to serve as officers and directors of the Company. Such approval was obtained and was issued by the Secretary of Transportation acting by and through the Maritime Administrator on June 2, 1994. A condition of the approval was that the Company could not operate tugboats and/or barges on the West Coast of the United States during the remaining term of Mormac's subsidy contracts (which expired in January 1997).

        Environmental Matters. The Company is subject to various legislation and regulations enacted to protect the environment. Under applicable law, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or under such property, regardless whether the owner or operator knew of, or was responsible for, the presence of such materials. Moreover, persons who arrange for the disposal or treatment of wastes containing such substances at an off-site facility may also be liable for the costs of removal or remediation of such substances at the off-site facility, regardless whether the facility is owned or operated by such person. In this regard, the Company and its predecessors have conducted vessel repair and maintenance activities at certain owned or leased sites, and have disposed of, and currently dispose of, wastes that may contain such substances at off-site waste management facilities. As discussed below under "Legal Proceedings", Jakobson Shipyard, Inc. a subsidiary of the Company ("Jakobson"), has completed the remediation of its inactive shipyard facility in Oyster Bay, New York. Also, Jakobson has been named as a potentially responsible party for the cleanup of an off-site waste management facility in Syosset, New York. It is possible that the Company will in the future be subject to additional claims for, and incur costs in connection with, remediation of other real property. However, the extent of any such liability and the timing of any payments to be made by the Company, if any, are not determinable.

        The Company may also incur future costs and expenses in order to ensure compliance with existing or new requirements under applicable environmental laws. In many instances, the ultimate costs under such environmental laws and the time period during which such costs are likely to be incurred are not determinable: See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters."

        Oil Pollution Legislation. As a transporter of petroleum products, the Company is subject to oil pollution legislation. OPA 90 substantially affects the liability exposure of owners and operators of vessels, oil terminals and pipelines. Under OPA 90, each responsible party for a vessel or facility from which oil is discharged will be jointly and severally liable for all oil spill containment and clean-up costs and certain other damages arising from the discharge. These other damages are defined broadly to include (i) natural resource damage (recoverable only by government entities), (ii) real and personal property damage, (iii) net loss of taxes, royalties, rents, fees and other lost revenues (recoverable only by government entities), (iv) lost profits or impairment of earning capacity due to property or natural resource damage, and (v) net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards.

        The owner or operator of a vessel from which oil is discharged will be liable under OPA 90 unless it can be demonstrated that the spill was caused solely by an act of God, an act of war, or the act or omission of a third party unrelated by contract to the responsible party. Even if the spill is caused solely by a third party, the owner or operator must pay all removal cost and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90.

        OPA 90 establishes a federal limit of liability of the greater of $1,200 per gross ton or $10 million per tank vessel. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations.

        OPA 90 requires all vessels to maintain a certificate of financial responsibility ("COFR") for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel, in compliance with regulations promulgated by the U.S. Coast Guard. Additional financial responsibility in the amount of $300 per gross ton is required under regulations promulgated by the U.S. Coast Guard under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as the Company, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $17 million in the Company's case). The Company currently maintains COFRs in compliance with applicable Coast Guard rules.

        OPA 90 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and all existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry between January 1, 1995 and 2015. Because of the age and size of the Company's individual barges, the first three of its barges will be required to be retired or retrofitted by 2005. However, many of the vessels competing with the Company's barges are required to be retired or retrofitted during the period between January 1, 1995 and 2005.

        Since the double-hull requirements of OPA 90 do not begin to impact materially the seven single-hulled barges in the Company's current tank barge fleet until 2005, the Company has not yet determined how it will finance the conversion or replacement of these single-hulled barges. However, the Company expects that, where economically feasible, it will take steps to construct new, double-hulled barges when its single-hulled barges are phased out. At current construction costs, the Company estimates that it would cost approximately (a) $5 million to build a new 40,000 barrel tank barge similar to the Connecticut and (b) $25 million to build a new barge to replace a 250,000 barrel tank barge such as the New York. The timing of the construction or conversion of such barges will depend in large measure on market conditions, particularly demand for double-hulled barges and the rates which petroleum shippers are willing to pay to use such barges. The Company expects to finance such construction or conversion from both internally generated funds and from outside sources, including the equity market, banks and insurance companies and U.S. Government-guaranteed ship financing programs, if available. There is no assurance that such financing will be available in the amounts and at interest rates that will allow the Company to replace its current single-hulled barge fleet. See "Properties-Vessels:
        Barge Fleet."

        OPA 90 directs the Coast Guard to develop interim measures for single hull-tank vessels of over 5,000 gross tons "that provide as substantial protection to the environment as is economically and technologically feasible". The Coast Guard is expected to adopt a series of operational measures that, while increasing current standards, is not expected to have an appreciable effect on the Company.

        OPA 90 further requires all tank vessel operators to submit for federal approval detailed vessel oil spill contingency plans setting forth their capacity to respond to a worst case spill situation. Several states have similar contingency or response plan requirements. Although the Company is currently in compliance, there can be no assurance that the Company will be able to remain in compliance with all the federal requirements or those of one or more states.

        OPA 90 is expected to have a continuing adverse effect on that segment of the marine transportation industry that transports petroleum products, including the Company. The effects on the industry could include, among others, (i) increased requirements for capital expenditures to fund the cost of double-hulled vessels, (ii) increased maintenance, training, insurance and other operating costs, (iii) civil penalties and liability, (iv) decreased operating revenues as a result of a further reduction of volume transported by vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect the profitability and liquidity of the Company's marine transportation line of business.

        Finally, OPA 90 does not preclude states from adopting their own liability laws. Many of the states in which the Company does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. In addition, numerous states have enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, inspection of vessels, additional operating, maintenance and safety requirements, and financial responsibility requirements. Management believes that the liability provisions of OPA 90 and similar state laws have greatly expanded the Company's potential liability in the event of an oil spill, even where the Company is not at fault.

        During the three year period from January 1, 1994 through December 31, 1996, the Company was involved in 35 quantifiable oil spills, each typically involving approximately one barrel or less, with one spill of 12 barrels and one spill of 35 barrels (from a barge being towed by a Company tug).

        Other Regulations. The Company is also subject to regulations under the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, and the Clean Air Act, as well as similar state statutory and regulatory programs. To date, compliance with the applicable provisions of these acts and regulations has not exposed the Company to material expense, although the Company has found it increasingly expensive to manage the wastes generated in its operations.

        User Fees and Taxes. Federal legislation imposes user fees on vessel operators such as the Company to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. Currently, the Coast Guard collects fees for vessel inspection and documentation, licensing and tank vessel examinations. The Company does not expect that these fees will be material to it. There can be no assurance that additional user fees will not be imposed in the future.

        Occupational Health Regulations. Certain of the Company's vessel operations are subject to United States Occupational Safety and Health Administration regulations. Similarly, the Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other cargoes. Management believes that the Company is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will adversely affect the Company.

     Employees

     The Company and its subsidiaries employed 586 persons as of December 31, 1996, of which 449 are crew embers or other seagoing personnel. As of December 31, 1996, 344 of such employees are represented by various unions. Union contracts for certain marine employees of subsidiaries of the Company expire between April 30, 1997 (27 employees) and April 30, 2001 (38 employees). Management believes that its relationship with employees is satisfactory.

     Item 2.  Properties

     Vessels: Tug Fleet

     The tugboat fleet operated by subsidiaries of the Company is comprised of 54 tugboats with the following specifications and capacities:

                                                     Average
                                        Number       Age in
Class                                  in Class      Years
-----                                  --------      ------
Over 3,500 horsepower.................   14           23.8
3,000 to 3,500 horsepower.............   20           24.5
Under 3,000 horsepower................   20           40.5

     Tugboats typically have long useful lives, generally exceeding 50 years. Through the Company's maintenance practices and periodic overhauls, the Company is able to maximize the operational life of its tug fleet and minimize vessel downtime. Management believes that the Company's tug fleet has a lower average age and is better maintained than the fleets of many of the Company's competitors.

     During the past two years, the Company converted two of its single screw tugs to MORTRAC class tugs. The conversion consists of installing a forward mounted, fully retractable 360 degree azimuthing thruster which greatly enhances both horsepower and maneuverability. The Company has plans to convert two more of its single screw tugs during the next two years. MORTRAC is a registered trademark of the Company.

     Vessels: Barge Fleet

          The Company operates 15 barges, fourteen of which were in service in the U.S. coastwise and preference cargo trades. On February 21, 1997, the Company acquired a new barge, the Massachusetts. Thirteen of the barges are owned by the Company, and two are chartered to the Company. The specifications and capacities of each of such barges are set forth in the following table:

                                                   OPA 90
                                          Year   Replacement                        Employment       Principal
     Name                     Type        Built     Date         Capacity           At 12/31/96        Cargo
     ----                     ----        -----     ----         --------           -----------        -----
     Somerset            Ocean Dry Bulk   1990      N/A           13,100  dwt       Term Contract      Coal
     Bridgeport          Ocean Dry Bulk   1986      N/A           12,780  dwt       Term Contract      Coal
     Portsmouth(1)       Ocean Dry Bulk   1996      N/A           14,500  dwt       Spot Market        Coal
     Virginia            Ocean Dry Bulk   1982      N/A           24,109  dwt       Spot Market        Grain
     Maryland (2)        Inland Dry Bulk  1970      N/A           20,357  dwt       Inactive           Coal
     Connecticut (3)     Ocean Tank       1994      N/A           41,454  bbl       Term Contract      No. 6 Oil
     Texas               Ocean Tank       1981      2006         130,000  bbl       Term Contract      No. 6 Oil
     Florida             Ocean Tank       1980      2005         130,000  bbl       Spot Market        No. 6 Oil
     Pennsylvania        Ocean Tank       1971      2005          93,000  bbl       Term Contract      No. 6 Oil
     New York (4)        Ocean Tank       1970      2005         250,000  bbl       Spot Market        Gasoline
     Massachusetts(5)    Ocean Tank       1982      2007         145,000  bbl       (5)                No. 6 Oil
     Maine               Inland Tank      1976      2014          64,000  bbl       Spot Market        No. 6 Oil
     Rhode Island        Inland Tank      1972      2014          64,000  bbl       Spot Market        No. 6 Oil
     Seahorse  I (6)     Inland Tank      1966      2014          41,770  bbl       Spot Market        No. 6 Oil
     New Jersey          Inland Tank      1969      2014          36,278  bbl       Bareboat Charter   Bunker Fuel

     (1) The Company leases this barge under a 10-year bareboat charter.
     (2) The Maryland was employed in a number of alternative uses in 1996, but is primarily a coal barge. The barge has not been utilized since November 7, 1996 due to damage to the vessel. The Company is currently evaluating whether to repair the vessel.
     (3) This barge is the primary barge used in connection with a long-term contract with Connecticut Light and Power ("CL&P"). This contract provides, among other things that CL&P may exercise a purchase option on the Connecticut in certain circumstances. First, commencing with the fourth anniversary of the delivery of the Connecticut, CL&P may, on each anniversary date, purchase the barge for a purchase price equal to certain scheduled amounts. Second, CL&P may purchase the Connecticut for a purchase price equal to certain schedule amounts if, within the period ending in March 1998, there is a significant corporate event or change in control affecting the Company. In addition, CL&P has the option to purchase the barge if the Company willfully refuses to perform and in certain other limited circumstances.
     (4) 50% owned by a subsidiary of the Company
     (5) Acquired in February 1997.
     (6) 100% owned by CL&P, and operated by a subsidiary of the Company pursuant to an evergreen bareboat charter. The Seahorse I is the primary back up barge for the Company's contract with CL&P, but is currently used in the spot market. The Seahorse I is double-hulled, but does not meet the OPA 90 double hull requirements and therefore has an OPA 90 replacement date.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Other Properties

      Set forth below is a list of all of the Company's offices and facilities as of December 31. 1996.

                                                          Approximate
                                                          Square Feet/          Lease
     Location                  Description               Linear Feet(1)     Expiration Date
     --------                  ----------------          -------------      ---------------
     Greenwich, CT             Executive Office            17,526                2004
     Portsmouth, NH            Office Space                322                   Owned Property
     Portsmouth, NH            Pier Space                  126                   Owned Property
     Staten Island, NY         Office and Pier Space       113,756(2)            Owned Property
     Oyster Bay, NY            Discontinued Shipyard       61,500(2)             2004
     Philadelphia, PA          Pier and Office Space       52,500(2)             Month to Month
     Baltimore, MD             Office Space                4,400                 2002
     Baltimore, MD             Pier Space                  415                   1998
     Norfolk, VA (2)           Pier Space                  115                   Owned Property
     Norfolk, VA               Office Space                2,610                 Month to Month
     Jacksonville, FL          Office and Pier Space       71,874(2)             1997
     Miami, FL                 Office Space                630                   1997
     Nederland, TX             Office Space                1,175                 1998
     Port Arthur, TX           Pier Space                  295                   Month to Month

     (1) Square footage is presented for office space; linear footage is presented for pier space.
     (2) Aggregate square footage for entire property.

     Management believes that its existing properties are adequate for its current needs and that additional facilities will be readily available if needed.

     Item 3. Legal Proceedings

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

     On January 31, 1990, Jakobson was notified by letter from the EPA that the EPA had reason to believe that the subsidiary is a Potentially Responsible Party (a "PRP") under CERCLA with respect to a landfill site at Syosset, New York. In February 1994, the Town of Oyster Bay, New York, operator of the Syosset landfill, filed suit in the United States District Court for the Eastern District of New York against Jakobson and several other potentially responsible parties to recover costs associated with clean up of the landfill. In its complaint, the town alleges that Jakobson disposed of various wastes at the landfill, which the town operated from approximately 1933 to 1975. Prior to filing the complaint, the Town entered into an administrative consent order with the EPA to remediate the site. The Town seeks to recover from the PRPs past and future costs associated with the cleanup of the municipal landfill. According to the town's complaint, as of February 1994, the Town had expended approximately $2.75 million and anticipated additional costs of $500,000 to evaluate remedial alternatives for the site. Clean up costs were estimated at $25 million. Jakobson believes that it has both a factual and legal defense to liability. Although in theory liability under CERCLA is joint and several without regard to fault, as a practical matter, liability is typically apportioned among PRPs, usually on a volumetric basis. Jakobson believes that in relation to the other defendants its volumetric contribution, if any, to the site is relatively small. Jakobson is investigating the allegations of the EPA and the Town and the existence of insurance coverage should the subsidiary be found to have liability with respect to the landfill site. At this stage, management believes that it is premature to attempt to predict the outcome of the suit.

     Subsidiaries of the Company are defendants, along with others, in certain lawsuits filed in the U.S. District Courts for the Northern District of Ohio and the Eastern District of Pennsylvania and in Virginia state court by an aggregate of 213 individuals or their estates or personal representatives who have alleged damages for workplace exposure to asbestos. Based on employment records, a number of these individuals appear to have worked for subsidiaries of the Company, or their predecessors, for less than one year, if at all, out of their working careers. The Company is in the process of identifying the scope of its insurance coverage for these claims. At least 40 of these individuals served on vessels operated by a subsidiary of the Company on behalf of the United States government for which a government indemnity is believed by the Company to be applicable. Management believes that the United States indemnity will extend to additional cases. Although the Company believes that these claims are without merit, it is impossible at this juncture to express a definitive opinion on the final outcome of any such suit. Management believes that any liability under any such suits would not have a material adverse effect on the Company's financial condition and results of operation, regardless of the scope of available insurance coverage.

     Item 4. Submission of Matters to a Vote of Security Holders

                              None


     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
     Matters

     There is currently no public trading market for the Company's issued and outstanding common stock. All of the Company's outstanding common stock is held by officers, directors and affiliates of the Company.

     Item 6. Selected Consolidated Financial Data

     The following table presents historical financial information concerning the Predecessor and the Company. The historical financial information in the five-year period ending December 31, 1996, is derived from the consolidated financial statements of the Company. Such financial statements are included elsewhere herein for the three-year period ended December 31, 1996. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                    Predecessor                              Company
                                                        -----------------------------------   -----------------------------------
                                                                               Period          Period
    (Dollars in thousands)                                  Year ended       Jan. 1, 1994   July 12, 1994        Year ended
                                                            December 31,         thru            thru            December 31,
                                                            ------------        July. 11,       Dec. 31,         ------------
   Income Statement Data:                                 1992        1993        1994            1994         1995         1996
                                                          ----        ----        ----            ----         ----         ----
   Operating revenue..............................      $75,619     $78,740     $41,694        $ 37,482     $ 77,343     $ 91,458
     Operating expenses...........................       44,442      48,134      27,341          22,355       45,672       57,451
     Depreciation.................................        5,285       6,784       3,119           3,217        7,412        7,719
     General and administrative expenses..........       13,427      13,197       7,559           5,962       14,221       14,283
     Provision for shipyard sale..................        2,673         705         589               -            -            -
                                                        -------     -------     -------        --------     --------     --------
          Operating income........................        9,792       9,920       3,086           5,948       10,038       12,005
   Interest expense...............................       (3,031)     (2,083)       (975)         (4,810)     (10,192)     (10,132)
   Interest income................................           24           -          28              74           51          146
   Equity in (loss)/income from affiliates........       (1,428)      1,149        (622)              -            -            -
   Equity in income/(loss) from joint venture.....          101         614         220             106         (188)         (66)
   Other income...................................            3         164         317             218          155          160
                                                        -------     -------     -------        --------     --------     --------
   Income/(loss) before provision for income
    taxes.........................................        5,461       9,764       2,054           1,536         (136)       2,113
   Provision for income taxes.....................        3,069       3,342         785             630          200          808
                                                        -------     -------     -------        --------     --------     --------
   Income/(loss) before cumulative effect of
        accounting changes........................        2,392       6,422       1,269             906         (336)       1,305
   Cumulative effect of accounting change (1).....            -         525           -               -            -            -
                                                        -------     -------     -------        --------     --------     --------
    Net income/(loss).............................      $ 2,392     $ 6,947     $ 1,269        $    906     $   (336)    $  1,305
                                                        =======     =======     =======        ========     ========     ========

   Other Data:
   EBITDA(2)......................................      $16,890     $19,775     $ 6,977        $  9,987     $ 18,855     $ 23,337
   Net cash provided by operating activities......        9,219       8,334       3,939           6,527        5,491       11,427
   Net cash (used for)/provided by investing
    activities....................................         (360)     (3,594)        817         (73,555)      (5,832)      (5,110)
   Net cash (used for)/provided by financing
    activities....................................       (8,792)     (6,323)     (4,637)         68,842         (652)      (3,496)
   Ratio of earnings to fixed charges (3).........         2.5x        4.5x        2.7x            1.3x         1.0x         1.2x

   Balance Sheet Data (at end of period)
   Total assets...................................      $63,723     $69,139     $64,432        $170,108     $174,094     $172,717
   Total long-term debt...........................       22,120      19,235      16,450          83,414       82,848       80,000
   Mandatorily Redeemable Capital Stock...........            -           -           -           1,150        1,150        1,000
   Total stockholders equity......................       16,246      20,132      19,701          10,906       10,570       12,025

   -------------------
   (1) The Company adopted FAS No. 109, effective January 1, 1993.
   (2) EBITDA means income before provision for income taxes, interest expense (including amortization of debt discount of $694, $349 and $106 for the years ended December 31, 1992 and 1993 and the period ended July 11, 1994, respectively), depreciation and amortization and provision for shipyard sale, and is presented because the Company believes that it provides useful information regarding its ability to service and/or incur debt.) EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
   (3) For purposes of the computations, earnings before fixed charges consist of income/(loss) before income taxes adjusted for equity earnings/(loss), as appropriate, plus fixed charges. Fixed charges are defined as interest expense plus interest capitalized and that portion of rental expense which is deemed to be representative of the interest factor.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's and the Predecessor's consolidated historical financial statements and the related notes thereto included elsewhere in this report.

     Overview

     Revenues

          Tug Services. Tug services revenues depend primarily upon tug utilization and the rates charged for tug services. Tug utilization is primarily a function of the volume of vessel traffic requiring docking or undocking or other ship assistance services, barge movements, coastwise contract towing and offshore rescue work. Rates charged for tug services are primarily set by reference to the Company's scheduled rates, subject to discounts as competitive conditions warrant. When tug services are not performed on a contract basis, rates are quoted at the time that such services are requested.

          Tug services revenues, in the aggregate, have remained relatively stable over recent years. Although the number of ships entering and exiting ports has gradually declined, the Company has offset this decline by imposing higher unit charges for larger ships, maintaining market share through relationship management and increasing coastwise towing.

          Marine Transportation. Marine transportation services are provided by the Company's barge fleet on a term contract basis and on a spot market basis. Rates for such services are pre-established by contract or are quoted at the time that such services are requested, and are generally set based on the quantity of product to be transported and the distance to be traveled.

          The Company's marine transportation revenues are primarily attributable to the transport of petroleum products (particularly No. 6 oil), coal and grain. Demand for the Company's marine transportation services is substantially dependent upon general demand for petroleum, petroleum products and coal in the geographic areas served by its vessels. In addition, weather, prevailing markets for fossil fuels and other sources of energy and economic factors affect utility consumption of petroleum, petroleum products and coal and, as a result, the demand for a substantial portion of the Company's marine transportation services. For example, the unusually harsh winter of 1994 positively affected 1994 marine transportation and tug services revenues, in comparison to the relatively mild winter of 1995. Global grain supply and demand factors and United States cargo preference policies and programs are the principal factors affecting demand for the transportation of grain by the Company. U.S. government funding of cargo preference programs has been reduced in recent years. This reduced cargo preference funding is expected to continue and, if it does, the Company will continue to employ its bulk barges in other areas. However, there can be no assurance that the revenues or operating income attributable to such employment will be consistent with the revenues and operating income attributable to grain movements.

     Operating Expenses. The Company's operating expenses are primarily a function of fleet size and utilization levels and are comprised of wages and benefits, fuel, repairs, insurance, insurance claims and charter hire of third party tugs to satisfy vessel requirements. In addition, the Company incurs depreciation and amortization expense. The crews of the Company's tugs and barges are primarily paid on a daily wage basis. Wage and benefit levels vary among ports due to labor market conditions. The Company capitalizes expenditures when a vessel is improved or its useful life is extended. Drydocking and related costs are capitalized when incurred and amortized over the period until the next drydocking, usually 30 months. The timing of drydockings is generally governed by American Bureau of Shipping requirements, which require two drydockings every five years. All other repair expenditures are expensed as incurred. The Predecessor expensed drydocking costs as incurred. Insurance costs consist primarily of premiums paid for (i) protection & indemnity insurance ("P&I insurance") for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member; (ii) hull and machinery insurance and other marine-related insurance, which are insured by commercial marine insurance markets; and (iii) general liability and other traditional insurance, which are insured by commercial insurance carriers. Insurance costs, particularly costs of marine insurance, are directly related to amount of coverage, industry and individual loss records and overall insurance market conditions, which vary from year-to-year. As discussed above under "Business-Insurance," the Company and the Mormac Group have entered into the Insurance Agreement, under which the Company's insurance expense will be affected by both the Company's increased deductibles and the respective insurance claims experience of the Company and the Mormac Group.


     Results of Operations

     Year Ended December 31, 1996 compared to year ended December 31, 1995

                                                                                Year Ended
                                                                                December 31,
                                                                                ------------
                                                                          1995                1996
                                                                          ----                ----
       Operating revenue....................................             $ 77,343            $ 91,458
       Cost of operations
          Operating expenses................................               45,672              57,451
          Depreciation......................................                7,412               7,719
                                                                         --------            --------
       Total cost of operations.............................               53,084              65,170
                                                                         --------            --------
       Gross profit.........................................               24,259              26,288
       General and administrative expenses..................               14,221              14,283
                                                                         --------            --------
       Operating income.....................................               10,038              12,005
       Interest expense.....................................              (10,192)            (10,132)
       Interest income......................................                   51                 146
       Equity in loss from joint venture....................                 (188)                (66)
       Other income.........................................                  155                 160
                                                                         --------            --------
       (Loss)/income before provision for income taxes......                 (136)              2,113
       Provision for income taxes...........................                  200                 808
                                                                         --------            --------
       Net (loss)/income....................................             $   (336)           $  1,305
                                                                         ========            ========

     Operating Revenues. Operating revenues increased by $14.1 million, or 18.2%, to $91.5 million in 1996. Tug Services increased by $9.4 million or 19.7%, to $57.5 million. All areas of the tug services business --- shipdocking, harbor towing and coastwise towing -- showed increases in 1996 and included revenue related to The New York City Department of Sanitation contract which began on July 1, 1996. The two year contract expires on June 30, 1998.

     Marine Transportation revenues increased by $4.7 million, or 15.9%, to $34.0 million primarily due to increased movements of coal and petroleum products. The Company also increased its transportation of other products, such as scrap and fertilizer.


     Operating Expenses. Operating expenses increased by $11.8 million, or 25.8%, to $57.5 million. The $11.8 million increase in operating expenses is primarily due to increases in labor, fuel, outside towing expense, claims and drydocking amortization. The $2.6 million increase in labor expense and the $2.5 million increase in outside towing expenses were primarily due to the increased level of activity discussed above. The $2.6 million fuel expense increase was also due to the increased activity but was also impacted by higher fuel prices, especially in the second half of the year. Claims expense (claims under insurance deductibles) also increased in 1996 as did drydocking amortization.

     Depreciation. Depreciation expense increased by $0.3 million, or 4.1%. This increase was due to additional improvements to floating equipment, including the MORTRAC conversions discussed previously.

     General & Administrative Expenses. General and administrative expenses remained essentially the same at $14.3 million, compared to $14.2 million in 1995.

     Operating Income. Operating income increased by $2.0 million, or 19.6%, to $12.0 million. The increase was primarily due to the increased revenues discussed above, partially offset by higher operating expenses and depreciation.

     Equity in Loss from Joint Venture. Equity in loss from the Company's 50% joint venture decreased by $0.1 million or 64.9% from a loss of $188,000 in 1995 to a loss of $66,000 in 1996. The decrease is primarily due to increased revenues , driven by higher rates and more operating days in 1996.

     Net (Loss)/Income. Net income increased by $1.6 million, or 488.4%, from a loss of $0.3 million in 1995 to a profit of $1.3 million in 1996. The increase was primarily due to the higher operating profit discussed above.

     Year Ended December 31, 1995 compared to year ended December 31, 1994

     For purposes of comparison only, the following table combines the Company's results of operations from July 12, 1994 through December 31, 1994 with those of the Predecessor for the period January 1, 1994 through July 11, 1994.

                                                           Predecessor    Company    Combined      Company
                                                           -----------    -------    --------      -------
                                                             Jan.  1,     July 12,
                                                               thru         thru     Year Ended   Year Ended
                                                             July 11,    Dec.  31,    Dec. 31,     Dec. 31,
                                                               1994         1994        1994         1995
                                                               ----         ----        ----         ----
      Operating revenues...............................       $41,694     $37,482      $79,176     $ 77,343
      Cost of operations
          Operating expenses...........................        27,341      22,355       49,696       45,672
          Depreciation.................................         3,119       3,217        6,336        7,412
                                                              -------     -------      -------     --------
      Total cost of operations.........................        30,460      25,572       56,032       53,084
                                                              -------     -------      -------     --------
      Gross profit.....................................        11,234      11,910       23,144       24,259
      General and administrative expenses..............         7,559       5,962       13,521       14,221
      Provision for shipyard sale......................           589           -          589            -
                                                              -------     -------      -------     --------
      Operating income.................................         3,086       5,948        9,034       10,038
      Interest expense.................................          (975)     (4,810)      (5,785)     (10,192)
      Interest income..................................            28          74          102           51
      Equity in loss from affiliated partnerships......          (622)          -         (622)           -
      Equity in income/(loss) from joint venture.......           220         106          326         (188)
      Other income.....................................           317         218          535          155
                                                              -------     -------      -------     --------
      Income/(loss) before provision for income taxes..         2,054       1,536        3,590         (136)
      Provision for income taxes.......................           785         630        1,415          200
                                                              -------     -------      -------     --------
      Net income/(loss)................................       $ 1,269     $   906      $ 2,175     $   (336)
                                                              =======     =======      =======     ========

     Operating Revenues. Operating revenues decreased by $1.8 million, or 2.3%, to $77.3 million in 1995. Tug Services decreased by $4.4 million or 8.5%, to $48.0 million. This was due to a decrease in shipdocking, harbor towing and coastwise towing, especially in the first quarter of 1995. A harsh winter increased tanker and oil barge activity in the northeast during the early part of 1994, but this was not duplicated during the mild winter of 1995. In addition, operating revenues for 1994 included revenues from a contract to tow barges carrying partially spent nuclear fuel rods on behalf of a Long Island power authority. This contract was completed in 1994.

     Marine Transportation revenues increased by $2.6 million, or 9.7% to $29.3 million due to increased movements of coal and petroleum products. In addition, 1995 was the first full year with the barge Pennsylvania, which was purchased in December 1994. This barge was on charter throughout the year. The company also increased its transportation of other products, such as sludge, cement and other dry cargoes. These increased revenues more than offset lower grain movements in 1995.

     Operating Expenses. Operating expenses decreased by $4.0 million, or 8.1%, to $45.7 million. The $4.0 million decrease in operating expenses is primarily due to decreases in insurance premiums of $1.5 million, insurance claims of $1.1 million, repair expense of $1.5 million and fuel and wages expense of $0.6 million, partially offset by increased drydocking amortization cost. The lower insurance premiums were the result of a favorable retroactive insurance adjustment in 1995 as well as the renewal of various insurance policies at favorable rates (which decreases were attributable to the Insurance Agreement entered into in 1995). Insurance claims expense was also lower in 1995 due to favorable claims experience. Repair expenses were lower in 1995 due to a full year of capitalizing drydocking expenses and amortizing these costs over their useful lives. Drydocking amortization increased by $1.3 million, mostly offsetting the repair expense savings. Fuel and wages were lower as the result of lower activity versus 1994.

     Depreciation.   Depreciation expense increased by $1.1 million, or 17.0%.
     This increase was due to additional depreciation on a tug and barge acquired in late 1994 as well as the increased value of floating equipment resulting from recording the equipment at fair market value as part of the acquisition accounting in 1994.

     General & Administrative Expenses.   General and administrative expenses
     increased by $0.7 million, or 5.2%, to $14.2 million in 1995. The increase is primarily due to increased salary and benefits ($0.7 million).

     Provision for Shipyard Sale.   In 1992, the operations of Jakobson were
     discontinued. Discussions have been held with a potential purchaser of the shipyard property. The provision for shipyard sale includes the pretax operating losses, anticipated carrying costs until the sale and provision for clean-up costs to ready the property for sale that are in excess of the costs expected to be recovered through the sale proceeds. The Predecessor recorded these costs as estimated or incurred. In connection with the Acquisition the sellers of the Predecessor agreed to bear certain carrying costs related to the shipyard arising from and after January 1, 1995. In 1995, the Company's aggregate expenditures with respect to Jakobson, which totaled $0.6 million, reduced the Company's cash flow. Jakobson received notification in late 1995 that the shipyard site has been deleted from the New York State Registry of Inactive Hazardous Waste Disposal Sites.
     See "- Other Matters."

     Operating Income.   Operating income increased by $1.0 million, or 11.1%,
     to $10.0 million. The increase was primarily due to the lower cost of operations discussed above, partially offset by higher depreciation expense, general and administrative expenses and lower revenues.

     Interest Expense.   Interest increased by $4.4 million, or 76.2%, to $10.2
     million in 1995 due to the effect of a full year of interest related to the borrowings associated with the Acquisition as compared to 1994, which included the increased borrowings from July 12, 1994.

     Equity in Loss from Affiliated Partnerships.   This item represented the
     equity earnings from the Predecessor's 20% investment in four partnerships with Overseas Shipholding Group, Inc. The Predecessor's interest in these partnerships was transferred to the shareholders of the Predecessor as part of the Acquisition and the Company has no continuing ownership interest in these partnerships.

     Equity in Income/(Loss) from Joint Venture.   Equity in income from the
     Company's 50% joint venture decreased by $0.5 million or 157.7% to a loss of $0.2 million in 1995. The decrease is primarily due to amortization of the Company's step up in the investment in the joint venture to fair value as the result of acquisition accounting and lower revenues as the result of a drydocking in the third quarter of 1995.

     Net Income/(Loss).   Net income decreased by $2.5 million, or 115.4%, to a
     loss of $0.3 million in 1995. The decrease was primarily due to the higher interest expense discussed above.

     Liquidity and Capital Resources

     The Company is highly leveraged as a result of the debt incurred as part of the Acquisition. As part of the Acquisition, the Company has outstanding $80.0 million of 11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004 (the "Notes"), the issuance of which was registered under the federal securities laws. Interest on the Notes is payable semi-annually on
     January 15 and July 15.   The Notes are redeemable, in cash, at the option
     of the Company, on or after July 15, 1999 at specified redemption prices plus accrued and unpaid interest. All of the Company's subsidiaries have guaranteed the Notes. The Notes rank pari passu with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company and are secured by substantially all of the Company's floating equipment. The indenture covering the Notes contains certain restrictions on incurrence of debt, liens, sales of assets, investments, and capital expenditures, dividends and upstream payments.
     The Company must also comply with certain other financial covenants.

       The Company has a revolving line of credit of up to $10.0 million, including a letter of credit facility of up to $5.0 million which reduces the available credit under the revolving line of credit by the amount of any outstanding letters of credit. Both facilities are subject to borrowing base limitations. This Senior Credit Facility is secured by a first priority lien on trade accounts receivable and inventory of the Company, has a term of three years and bears interest at rates linked to the prime rate and/or a Eurodollar rate, at the Company's option. The Senior Credit Facility contains certain financial covenants and other covenants. At December 31, 1996, outstanding letters of credit approximated $472,000; no other borrowings were outstanding under the Senior Credit Facility. The Company is currently reviewing a proposal to renew this Senior Credit Facility which expires in July 1997.

     On November 8, 1996, a subsidiary of the Company entered into a bareboat charter for the barge Portsmouth. The 10 year charter contains an option to buy at enumerated times during the lease period. The Company and Moran Towing Corporation, a subsidiary, have guaranteed the lease.

     On December 29, 1994, a subsidiary of the Company purchased the tug Valentine Moran and the barge Pennsylvania. As part of that transaction, the Company's subsidiary entered into a $4.0 million term loan which was repaid on December 29, 1996. The guaranty by the Company's subsidiary of the Company's obligation under the Notes is not secured by the two purchased vessels.

     The Company believes that cash flow from current levels of operations and, to a lesser extent, the availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund capital expenditures. To the extent that the Company was to draw upon the commitments under the Senior Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company believes that it will generate sufficient cash to make required payments of interest on its indebtedness and lease obligations, based, among other things, on the assumptions that (i) the Company's revenues and operating expenses, as adjusted for inflation, will remain relatively constant; (ii) the Company will retain working capital in accordance with prior practices; (iii) the Company will not incur any material capital expenditures (excluding routine drydocking costs) other than the possible purchase or construction of new vessels or the acquisition of businesses which in turn are expected to produce additional cash flow; and (iv) neither OPA 90 nor any other federal or state environmental statutes or regulations will impose significant additional capital expenditure requirements on the Company other than the mandated phase-out or retrofitting of vessels described in "Business Regulatory Matters." Currently, the Company has no specific plans for funding the repayment of principal on the Notes. If cash generated from operations is insufficient to pay any portion of the principal on the Notes, it would be necessary to refinance the Notes.

     Cash and cash equivalents for the year ended December 31, 1996 increased by $2.8 million compared to a $1.0 million decrease in the year ended December
     31. 1995, a $1.8 million increase for the period ended December 31, 1994 and a $0.1 million increase for the period ended July 11, 1994. The changes for these periods were attributable to the factors discussed below:

     For the year ended December 31, 1996, net cash provided by operations was $11.4 million. This cash, together with temporary borrowings of $2.3 million were used to fund capital expenditures of $5.1 million (primarily the capitalization of drydocking costs and the upgrading of a tug, the Harriet Moran, to a MORTRAC tug) and to pay down debt of $5.7 million (including the indebtedness relating to the acquisition of the Valentine Moran and the barge Pennsylvania.)

     For the year ended December 31, 1995, net cash provided by operations was $5.5 million. This amount, together with $1.0 million is short-term borrowings, was used to fund capital expenditures of $5.8 million (primarily the capitalization of drydocking costs and including the upgrading of a tug, the Sewells Point, to a MORTRAC tug), to pay debt of $1.5 million and to pay financing fees of $0.1 million.

     In the period ended December 31, 1994, net cash provided by operating activities was $6.5 million. This amount, together with $86.0 million of additional borrowings, $11.2 million from equity contributions and $1.2 million in proceeds from the sale of assets was used to fund the Acquisition of $68.6 million, to repay debt of $24.4 million, to fund capital expenditures of $6.2 million (primarily attributable to the purchase of the tug Valentine Moran, the barge Pennsylvania and the capitalization of drydocking costs) and to pay debt issuance costs of $3.9 million.

     In the period ended July 11, 1994, net cash provided by operations totaled $3.9 million. This amount, together with $0.5 million in proceeds from borrowings, and $1.8 million of dividends received from affiliated partnerships were used to fund capital expenditures of $1.0 million, to repay debt of $3.5 million and to pay dividends of $1.7 million.

     Working capital was $9.1 million at December 31, 1996, $7.6 million at December 31, 1995, $5.9 million at December 31, 1994 and $4.1 million at July 11, 1994.

     On February 21, 1997, the Company purchased a 145,000 barrel ocean going
     barge, the Massachusetts.   This barge was purchased using internally
     generated cash flow.

     Other Matters

     In 1991, the Company discovered that the historical operations of its ship repair subsidiary, Jakobson, had resulted in environmental contamination of its leased shipyard property. During 1991, the Company decided to discontinue Jakobson's ship repair business during 1992, and therefore reduced Jakobson's assets to net realizable value. In 1992, Jakobson ceased operations and commenced the clean up of the shipyard property. Environmental costs incurred to ready the shipyard for sale were capitalized to the extent such costs are reasonably expected to be recovered from the sale of the shipyard. At December 31, 1992, management established reserves for the expected future clean up of the shipyard property. The clean up encompassed remediation of both the shipyard property and sediments in the bay immediately adjacent to the shipyard. Remediation of the shipyard property was substantially completed in 1993 and remediation of bay sediments commenced and were substantially completed in 1994. The remedial activities at the facility were concluded in 1995. The cost of this project has been approximately $6.1 million. In late 1995, Jakobson received written notification from the New York Department of Environmental Conservation that the shipyard site had been deleted from the State Registry of Inactive Hazardous Waste Disposal Sites. In 1995, the Company expended approximately $0.6 million in connection with the Jakobson property. Although such expenditures did not affect the Company's results of operations because they were charged against the provision for shipyard sale, such expenditures did reduce the Company's cash flow.

     Recent Financial Accounting Pronouncements

     None

     Inflation

     In general, the Company's business is affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been significant to the Company during the past three years. In the event that significant inflationary trends were to arise, management believes that the Company would generally be able to offset the effects thereof by increasing rates, to the extent permitted by competitive factors, and through operation of certain escalation clauses contained in certain of the Company's marine transportation contracts. There can be no assurance, however, that all such cost increases could be passed through to customers.

     Item 8.   Financial Statements

     See the financial statements which are listed in items 14(a)(1)-(2).


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in, or disagreements with, accountants.

                                    PART III
                                    --------

     Item 10.   Executive Officers and Directors of the Registrant

          Set forth below is information concerning the directors and executive officers of the Company.

     Name                     Age      Position
     ----                     ---      --------
     Paul R.  Tregurtha        61        Chairman of the Board and Director
     James R.  Barker          61        Vice Chairman of the Board and Director
     Malcolm W.  MacLeod       63        President, Chief Executive Office and Director
     Jeffrey J.  McAulay       43        Vice President of Finance and Administration and Director
     William P.  Muller        45        President of Moran Services Corporation
     Edmond J.  Moran, Jr.     52        President of Moran Mid-Atlantic Group and Director
     Alan L.  Marchisotto      47        General Counsel and Secretary
     Andrew P.  Langlois       55        Director
     Mort Lowenthal            66        Director

     Paul R. Tregurtha.    Mr. Tregurtha has been a director and Chairman of the
     Board of the Company since June 1994. In addition, he has been Chairman of each of Mormac Marine Group, Inc.(the parent of Mormac) and Meridian Aggregates Company, which owns and operates in the United States, since 1988 and 1991, respectively, and Vice Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1988 and 1989, respectively. He served as Chairman and Chief Executive Officer of Moore McCormack Resources during 1987 and 1988 and was President and Chief Operating Officer of Moore McCormack Resources prior to that time. Mr. Tregurtha serves on the Board of Directors of Brown & Sharpe Manufacturing Company, FPL Group, Inc. and Fleet Financial Group, and is a trustee of TIAA/CREF.

     James R. Barker.    Mr.  Barker has been a director and is Vice Chairman of
     the Board of the Company since June 1994. In addition, he has been Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1987 and 1989, respectively, and Vice Chairman of Mormac Marine Group, Inc. since 1988. From 1987 to 1988, he served as Chairman of Mormac Marine Group, Inc. He served as Chairman and Chief Executive Officer of Moore McCormack Resources from 1971 to 1987. Prior to joining Moore McCormack Resources, Mr. Barker co-founded and was a principal of the management consulting firm of Temple, Barker & Sloane, where he specialized in consulting to the transportation industry. Mr. Barker is a member of the Board of Directors of each of GTE Corporation and Pittston Corporation, is a trustee for Eastern Enterprises and is the Chairman of the Committee of Managers of the Skuld Protection and Indemnity Association.

     Malcolm W. MacLeod.   Mr. MacLeod has served as President, Chief Executive
     Officer and director since the Acquisition. Mr. MacLeod served as President of the Predecessor from June 1987 until the Acquisition and as Chief Executive Officer from April 1991 until the Acquisition. In addition, Mr. MacLeod served as a director of the Predecessor from 1984 until the Acquisition. Mr. MacLeod served as President and Chief Executive Officer of Curtis Bay Towing Company, a Company subsidiary, from 1979 until 1987 and as Vice President of Curtis Bay from 1978 to 1979. Prior to that, Mr. MacLeod started on Company tugs after his graduation from the Massachusetts Maritime Academy in 1954 and has been with the Company and its subsidiary companies in a variety of assignments since that time, with the exception of two years' service in the United States Navy as a deck officer on fleet tugs.

     Jeffrey J. McAulay.   Mr. McAulay has served as the Vice President of
     Finance and Administration and a director of the Company since April 1996. Mr. McAulay served as the Company's Controller from the Acquisition until April 1996 and served as Controller of the Predecessor from February 1992 until the Acquisition. From 1979 through 1992, Mr. McAulay was employed by W.R. Grace & Co. He held various positions at Grace's Specialty Chemicals Group including Manager of New Business Analysis (from 1988 to 1992), Assistant Controller and briefly as Chief Financial Officer of Grace's Japan Chemicals Business. Mr. McAulay began his career at the auditing firm of Arthur Andersen & Co.

     William P. Muller.   Mr. Muller was appointed President of Moran Services
     Corporation and director of Moran Towing Corporation in July 1995. From 1989 until July 1995, was the Vice President, Operations of Moran Towing

     & Transportation Co., Inc., the Company's New York operating subsidiary and Vice President of Moran Services Corporation. From 1981 through 1989, he was Vice President and General Manager of Moran Towing of Florida Inc., the Company's Jacksonville operating subsidiary. Mr. Muller joined Moran in 1977 as part of the sales department and held a variety of positions before accepting the Florida position. Prior to joining Moran, Mr. Muller served as a manager for Prudential Grace Line's South American operations. He began his career with Continental Insurance (MOAC) in the hull & underwriting department.

     Edmond J. Moran, Jr.   From 1987 until the present, Mr. Moran has served as
     President of Moran Mid-Atlantic Corporation (which was reorganized as the Moran Mid-Atlantic Group as of January1, 1997). Since January 1, 1997,
     Mr. Moran has also served as Vice President, Business Development of Moran Towing Corporation. Mr. Moran is currently a director of the Company and served as a director of the Predecessor from 1984 until the Acquisition. From 1984 until 1987, Mr. Moran served as Vice President of Moran Towing & Transportation Co., Inc. and directed all the activities of the Company's barge division. From 1981 until 1983, Mr. Moran served as President of the subsidiary in charge of Moran's Texas subsidiary. From 1976 until 1981, he served as Vice President and General Manager of Jacksonville operations. From 1971, when he joined the Company, until 1976, Mr. Moran served as a Sales Representative in the Harbor Operations Department. Prior to that, following active duty in the United States Navy, Mr. Moran joined the planning department of States Marine Lines, Inc.

     Alan L. Marchisotto.   Mr. Marchisotto joined the Company in 1982 as
     Secretary and General Counsel. From 1978 until 1982, he served as corporate and international counsel to Norlin Corporation, a NYSE-listed company, where he directed the legal affairs of manufacturing and sales subsidiaries in eleven countries and worked closely with senior management in the negotiation and structuring of complex financing and business agreements. Prior to that, he was engaged in private practice in New York City.

     Andrew P. Langlois.   Mr. Langlois has served as a director since the
     Acquisition. Mr. Langlois has served as Vice President of Mormac Marine Group and Lakes Shipping Company, Inc., since 1988 and 1989, respectively, and as Vice President and Director of Meridian Aggregates Company since 1991. From 1980 to 1988, Mr. Langlois was employed by Moore McCormack Resources and was an officer from 1983 to 1988. Prior to joining Moore McCormack in 1980, he was employed by the Electric Boat Division of General Dynamics.

     Mort Lowenthal.   Mr. Lowenthal joined the Board of Directors in November
     1994. Mr. Lowenthal is a Senior Advisor - Schroder Wertheim & Co., Incorporated, an international investment bank. From 1980 to February 1995, Mr. Lowenthal was a Managing Director at Schroder Wertheim & Co., Incorporated.

     Each director holds office until the next annual meeting of stockholders and until his successor has been elected and has qualified. Officers are elected by the Board of Directors and serve at its discretion.

     All directors of the Company who are not employees of the Company or the Lakes Group are reimbursed for their travel and other expenses incurred in connection with their responsibilities, and are also paid $800 for every meeting attended.

     Item 11.   Executive Compensation

     The following table sets forth the annual and long-term compensation for the five highest paid officers (named executive officers), as well as the total compensation paid to, or earned by, each individual for the Company's fiscal years ended December 31, 1996, 1995 and 1994:

                                                             Annual
                                                          Compensation
                                               Fiscal                                All Other
           Name & Position                     Year(1)       Salary      Bonus     Compensation(2)
           ---------------                     ------        ------      -----     ---------------
     Paul R. Tregurtha                         1996         $300,000    $   ---        $   ---
     Chairman of the Board                     1995          300,000        ---            ---
                                               1994(3)       138,462        ---            ---

     James R. Barker                           1996          300,000        ---            ---
     Vice Chairman of the Board                1995          300,000        ---            ---
                                               1994(3)       138,462        ---            ---

     Malcolm W. MacLeod                        1996          319,374     32,000         16,320
     President and Chief Executive Officer     1995          298,340     29,500         16,443
                                               1994          291,000        ---         16,452

     Edmond J. Moran, Jr.                      1996          168,635     10,000         16,320
     President of Moran Mid-Atlantic Group     1995          163,723      7,500         16,443
                                               1994          158,954        ---         16,452

     Alan Marchisotto                          1996          142,527      8,500         15,573
     General Counsel and Secretary             1995          137,527      5,000         15,151
                                               1994          131,776        ---         14,630

     (1) In the case of Messrs. MacLeod, Moran and Marchisotto, reflects compensation paid by the Predecessor for the period from January 1, 1994 through January 11, 1994, and compensation paid by the Company for the period from July 12, 1994 through December 31, 1994, and compensation paid for fiscal 1995 and 1996.

     (2) Amounts for 1996 includes contribution of $15,000, $15,000 and $14,253 made by the Company to the Company's Profit Sharing Plan on behalf of Messrs. MacLeod, Moran and Marchisotto, respectively, in 1996. See "Company Plans-Profit Sharing Plan." Also includes premiums of $1,320 paid by the Company in respect of term life insurance policies insuring the lives of Messrs. MacLeod, Moran and Marchisotto, respectively, in 1996.

     (3) Messrs. Tregurtha and Barker began receiving compensation after the Acquisition.


     Company Plans

     In connection with the Acquisition, the Company will provide benefits to the Company's non-union employees for at least three years on terms which are substantially similar to the benefit plans of the Predecessor existing prior to the Acquisition. In addition, as described below under "-1994 Stock Option Plan," the Company adopted a stock option plan which became effective upon the consummation of the Acquisition.

      Defined Benefit Plans

     The following table shows the estimated annual benefits on a combined basis for employees who retire at age 65, without regard to statutory maximums, for various combinations of final average compensation and lengths of service under the Moran Towing Corporation Restated Pension Plan and the Moran Towing Corporation Supplemental Employee Retirement Plan (collectively, the "Plans"). The Restated Pension Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and the Supplemental Employee Retirement Plan is not intended to be so qualified.

                                   Projected Annual Benefits at Age 65
                                   ------------------------------------
     Average Five                            Year of Service
      Year Base                              ---------------
       Salary                  15        20        25        30        35
       ------                  --        --        --        --        --
       $125,000             $27,450   $36,600  $ 45,750  $ 54,900  $ 64,050
        150,000              33,075    44,100    55,125    66,150    77,175
        175,000              38,700    51,600    64,500    77,400    90,300
        200,000              44,325    59,100    73,875    88,650   103,425
        225,000              49,950    66,600    83,250    99,900   116,550
        250,000              55,575    74,100    96,625   111,150   129,675
        275,000              61,200    81,600   102,000   122,400   142,800
        300,000              66,825    89,100   111,375   133,650   155,925

     Generally, the monthly pension benefit under the Plans for named executive officers is equal to 1% of the first $750 of average monthly compensation plus 1.5% of the remainder of the executive officer's average monthly compensation, multiplied by the executive's number of years of credited service. In the case of service years prior to 1975, the executive's benefit for such years is equal to 25% of the executive's average monthly compensation multiplied by a fraction equal to the executive's number of years of credited service divided by 35 and adjusted for the normal form of payment under the Plans as in effect at that time. The benefit in respect of years prior to 1975 is not reflected in the table. For purposes of the preceding computations, an executive's average monthly compensation is equal to the highest average of the executive's base compensation (on a monthly basis) for any five consecutive calendar years during the final 10 calendar years before retirement. For 1995, the base compensation for each of the named executive officers is the same as the salary shown in the summary compensation table under "Management-Executive Compensation."
     After three years of service, a participant becomes 20% vested and vesting continues in 20% increments for each year of service. At seven years the participant is 100% vested. The estimated number of credited years of service for named executive officers is as follows: Malcolm MacLeod, 42 years; Edmond Moran, Jr., 26 years and Alan Marchisotto, 14 years.

     Profit Sharing Plan. As a retirement plan for substantially all shoreside non-union employees, the Company established a tax-qualified defined contribution plan (the "Profit Sharing Plan"). Contributions are made on an annual basis in an amount determined at the sole discretion of the Board of Directors of the Company, subject to certain maximum limitations set forth under the Code. Contributions are based upon a percentage, generally 10% to 15%, of each participant's compensation as defined in the Profit Sharing Plan. Contributions are invested in various investment alternatives pursuant to instructions received from each plan participant. After three years of service, a participant becomes 20% vested and vesting continues in 20% increments for each year of service. At seven years, the participant is 100% vested. Profit Sharing Plan contributions are made on a fiscal year basis.

     1994 Stock Option Plan. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and stockholders on June 11, 1994, effective as of the consummation of the Acquisition, to provide an incentive to select employees of the Company to remain in the employ of the Company and to increase their personal interest in the success of the Company. The 1994 Plan provides for the grant of options ("1994 Stock Options") to purchase shares of the Company's Common Stock. The maximum number of shares of the Company's Common Stock issueable under the 1994 Plan is 2,000. Participation in the 1994 Plan is limited to employees of the Company designated by the Plan Committee comprised of Messrs. Tregurtha and Barker, each of whom is ineligible to receive awards under the 1994 plan. Non-employee directors of the Company are not eligible to participate.

     The table sets forth certain information concerning the number of shares covered by stock options as of December 31, 1996. At December 31, 1996 the fair market value is assumed to be equal to the exercise price. None of the named executive officers exercised an option to purchase the Company's Common Stock in 1996.

                                                   Fiscal Year-End Option Values

                                                             Number of
                                                       Securities Underlying      Value of Unexercised
                                 Shares                     Unexercised           in-the-Money Options
                                Acquired                 Options at Fiscal       at Fiscal year End($)
                                   on      Value             Year-end                (Exercisable/
          Name                  Exercise  Realized  (Exercisable/Unexercisable)      Unexercisable)
          ----                  --------  --------  ---------------------------  ---------------------
     Paul R. Tregurtha              0        0                  0                          0

     James R. Barker                0        0                  0                          0

     Malcolm W. MacLeod             0        0                800/0                      $0/$0

     Edmond J. Moran, Jr.           0        0                  0                          0

     Alan L. Marchisotto            0        0                  0                          0

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board of Directors is comprised of Messrs. Tregurtha, Barker and MacLeod. Messrs. Tregurtha, Barker and MacLeod have served in the positions described under "Executive Officers and Directors of the Registrant". Generally such relationships can create an opportunity for conflicts of interest in compensation decisions. Other than as set forth below, none of the members of the Committee has any other relationship with other entities that would require additional disclosure. Messrs. Tregurtha and Barker serve in various capacities, including serving as directors, of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping. Mr. Langlois, a director of the Company, is an executive officer of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping. The boards of directors of such entities perform the functions of compensation committees. In addition, the Company provides ship docking and undocking services to Mormac, a company which is owned by Messrs. Barker and Tregurtha and certain members of their families and as to which Messrs. Barker and Tregurtha are principal executive officers. Mormac operates three Coronado class oil tankers in the foreign trade and manages tankers for others in the Jones Act. During 1996, Mormac paid $188,000 for ship docking services performed by the Company. All such services were provided on arms'-length terms at customary rates. Management has been informed that Mormac expects to continue to use the Company's tug services in each instance where Mormac's tankers call on a harbor which the Company services. All such services will be performed on arms'-length terms and conditions. All of the members of the Compensation Committee are also parties to stockholder agreements with the Company. The Company has entered into the Insurance Agreement with the Mormac Group. Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company and the Mormac Group entered into the Insurance Agreement in an effort to reduce insurance expenses by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company and the Mormac Group agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 60% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 40% of any such additional insurance claims expense will be borne by the Mormac Group. Amounts payable to the Company from members of the Mormac Group totaled $482,000 at December 31, 1996. The Company believes that the terms of the Insurance Agreement which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

     In February 1997, the Company entered into a bareboat charter with Interlake Transportation, Inc., a corporation which is indirectly owned by Messrs. Tregurtha and Barker, and as to which Messrs. Tregurtha, Barker and Langlois serve as executive officers and/or directors. Pursuant to the bareboat charter, the Company will bareboat charter a tug until at least October, 1997, at an aggregate cost of approximately $650,000. As part of a related transaction on February 21, 1997, in which the Company purchased the barge Massachusetts from a third party, the Company assigned its right to purchase such tug from the same third party to Interlake Transportation, Inc., which purchased the tug. The Company received no consideration for such assignment to Interlake Transportation, Inc.

     Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain beneficial ownership information as of March 24, 1997, concerning the Company's Common Stock with respect to
     (1) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (2) each director of the Company, (3) each named executive officer of the Company, and (4) all directors and executive officers of the Company as a group.

                                                                                         Number
        Directors, Named Officers and                                                      of
        5% Beneficial Owners(1)                                                         Shares(2)         Percentage
        -----------------------                                                         ---------         -----------
        Lakes Shipping Company, Inc. ...................................                  28,000             61.5%
        Paul R. Tregurtha(3) ...........................................                  34,375             75.5
        James R. Barker(4) .............................................                  30,310             66.6
        Malcolm W. MacLeod(5) ..........................................                   2,800              6.2
        Edmond J. Moran, Jr. ...........................................                   1,200              2.6
        Andrew P. Langlois(6) ..........................................                     450              1.0
        Alan Marchisotto ...............................................                     800              1.8
        Jeffrey J. McAulay(7) ..........................................                      50              0.1
        Mort Lowenthal .................................................                       -                -
        Directors and executive officers as a group (9 persons)(8) .....                  42,097             92.4

      (1) Unless otherwise indicated, the business address of each beneficial owner of more than 5% of the Company's Common Stock is Three Landmark Square, Stamford, Connecticut 06901.
      (2) For purposes of computing the percentage of outstanding shares of the Company's common Stock held by each person or entity, a person or entity is deemed to have "beneficial ownership" of any shares of the Company's Common Stock which such person or entity has the right to acquire within 60 days after the date of the report. Any such shares are deemed to be outstanding for purposes of computing percentages of beneficial ownership. Unless otherwise indicated, shares of the Company's Common Stock are considered beneficially owned by a person or entity if such person or entity has or shares voting or investment power with respect to such shares. As a result, the same security may be beneficially owned by more than one child and entity and, accordingly, in some cases, the same shares are listed opposite more than one name in this table.
      (3) Mr. Tregurtha owns directly 6,375 shares of the Company's Common Stock. In addition, Mr. Tregurtha beneficially owns 44.6% of the capital stock of, and serves as Vice Chairman of, Lakes Shipping. Therefore, Mr. Tregurtha may be deemed to beneficially own the 28,000 shares beneficially owned by Lakes Shipping.
      (4) Mr. Barker owns directly 2,310 shares of the Company's Common Stock. In addition, Mr. Barker and certain members of his family beneficially own in the aggregate 44.6% of the capital stock of Lakes Shipping. Mr. Barker also serves as Chairman of Lakes Shipping. Therefore, Mr. Barker may be deemed to beneficially own the 28,000 shares beneficially owned by Lakes Shipping. Three of Mr. Barker's adult children own in the aggregate 3,465 shares of Company's Common Stock, which shares are excluded from the number of shares of the Company's Common Stock shown as being owned by Mr. Barker. Mr. Barker disclaims beneficial ownership of all 3,465 shares which are owned by his children.
      (5) Mr. MacLeod's business address is Two Greenwich Plaza Greenwich, Connecticut 06830. Includes options to purchase 800 shares of the Company's Common Stock which were granted to Mr. MacLeod upon the consummation of the Acquisition.
      (6) Shares shown are held by an individual retirement account for the benefit of Mr. Langlois.
      (7) Includes presently exercisable options to purchase shares of the Company's Common Stock.
      (8) Includes presently exercisable options to purchase shares of the Company's Common Stock which were granted to William P. Muller, the President of Moran Services Corporation, upon consummation of the Acquisition.

     Item 13.  Certain Relationships and Related Transactions

     As discussed under "Business," the Company was formed in June 1994 in order to acquire all of the outstanding capital stock of the Predecessor from, among others, Messrs. MacLeod and Moran. Messrs. MacLeod, Moran and Marchisotto acquired shares of the common stock of the Company concurrently with the closing of the Acquisition. In addition, as discussed in note 1 to the consolidated financial statements attached to this report, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. Finally, the agreement governing the Acquisition provides for the payment of a contingent purchase price to the former stockholders of the Predecessor upon the occurrence of certain events. Contingent purchase price of $12.0 million was paid to the former stockholders on February 10, 1997. In connection with the Acquisition, the sellers of the Predecessor agreed to bear certain carrying costs related to the Jakobson shipyard arising from and after January 1, 1995.

     Certain members of management (the "Management Group") entered into stockholder agreements (the "Stockholder Agreements") concurrently with the consummation of the Acquisition. With the exception of Alan L. Marchisotto, who purchased shares of the Company's Common Stock for cash, all members of the Management Group were issued shares of the Company's Common Stock in exchange for a portion of their shares of the capital stock of the Predecessor. The Stockholder Agreements place the following restrictions upon the transfer of the Company's Common Stock by each member of the Management Group: (i) the members of the Management Group may not transfer the Company's Common Stock to any non-U.S. citizen, for purposes of the Jones Act (a "Foreigner"), and (ii) the members of the Management Group may not transfer shares of the Company's Common Stock to any other individuals or entities except in certain limited situations, such as through obtaining the consent of the Company to the transfer, the exercise of a "Put" (as defined below) with respect to these shares or the transfer of these shares to ancestors, descendants or a spouse. The Stockholder Agreements also provide that each member of the Management Group has the right to require the Company to purchase (a "Put") all of such member's shares of the Company's Common Stock following such time as the member ceases to be an employee of any of the Company, its Subsidiaries or its affiliates, with certain limitations. The Company has the right to purchase (a "Call") the shares of the Company's Common Stock of each member of the Management Group upon the occurrence of certain events, including the death of such member, the making by such member of a general assignment for the benefit of creditors, the filing of a voluntary or involuntary petition for bankruptcy or the cessation of such member's employment with the Company, its subsidiaries or affiliates. The Stockholder Agreements for all members of the Management Group, provide that the purchase price of the shares being either purchased or sold through such a Put or Call will be the fair market value of such shares as determined by an investment banking firm of national standing. The Stockholder Agreements also provide that if the Company grants registration rights to any executive officer, it will at such time grant proportionate registration rights to the members of the Management Group.

     The members of the Lakes Group entered into stockholder agreements with the Company prohibiting the transfer of the Company's Common Stock to any foreigner.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents Filed as Part of the Report

       (1) Financial Statements - The Company

     The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

         Reports of Independent Accountants.......................  F-1, F-2


         Consolidated Balance Sheets at December 31, 1995
         and December 31, 1996....................................  F-3to F-4

         Consolidated Statements of Income for the periods ended
         July 11, 1994 and December 31, 1994, and the Years Ended
         December 31, 1995 and December 31, 1996 .................  F-5

         Consolidated Statements of Cash Flows for the periods ended July 11, 1994 and December 31, 1994, and the Years Ended
         December 31, 1995 and December 31, 1996..................  F -6

         Consolidated Statement of Stockholders' Equity for
         the periods ended July 11, 1994 and December 31, 1994,
         and the Years Ended December 31, 1995 and
         December 31, 1996........................................  F-7

         Notes to Consolidated Financial Statements...............  F-8 to F-21

       (2) Financial Statement Schedules - Shipmor Associates #

     The following Combined Financial Statements of certain partnerships (the "Shipmor Associates") are included in this Report:

         Report of Independent Auditors                             F-22

         Combined Balance Sheet at  December 31, 1993..........     F-23

         Combined Statements of Operations for the Six Months ended
         June 30, 1994 and for the Years Ended December 31, 1993 and
         December 31, 1992.....................................     F-24

         Combined Statements of Cash Flows for the Six Months ended
         June 30, 1994 and for the Years Ended December 31, 1993 and
         December 31, 1992.....................................     F-25

         Notes to Combined Financial Statements................     F-26 to F-29
---------------

# The combined financial statements of Shipmor Associates have been included with this filing in order to conform with Regulation S-X Rule 3-09 of the Securities and Exchange Commission. Audited financial statements for the affiliated partnerships were prepared as of June 30, 1994, as it was not practical to obtain audited financial statements as of July 11, 1994. However, the affiliated partnerships' results for the period July 1, 1994, through July 11, 1994, were not material to the Company. Effective July 11, 1994, Moran's 20% interest in Shipmor Associates was sold to the Stockholders of the Predecessor.

        (3)  Exhibits

     The following is a list of Exhibits to this Report. Exhibits marked with a "3/4" are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this report pursuant to Item 14(c) of this report.

Exhibit No.    Description of Document
-----------    -----------------------

3.1*     Certificate of Incorporation of the Registrant

3.2*     By-Laws of the Registrant.

4.1* Indenture, dated as of July 11, 1994, among the Registrant, the Guarantors named therein and Fleet National Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association), as Trustee, relating to the Notes (including forms of Notes and Guarantees).

4.1(a)** Supplemental Indenture No. 1, dated December 29, 1994.

4.1(b)***Supplemental Indenture No. 2, dated January 2, 1996.

4.1(c)   Supplemental Indenture No. 3, dated December 31, 1996.

4.2* Form of Preferred Ship Mortgage, dated July 11, 1994, in favor of Fleet National Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association), as Trustee.

4.3* Form of Preferred Fleet Mortgage, dated July 11, 1994, in favor of Fleet National Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association), as Trustee.

10.2* Revolving Credit Agreement, dated as of July 11, 1994, among the Registrant and the Restricted Subsidiaries named therein and The First National Bank of Boston, the other lenders that may become parties thereto, and The First National Bank of Boston, as agent.

10.2(a)**Instrument of Adherence dated December 29, 1994 by Barge Pennsylvania
         Corporation.

10.2(b)***Instrument of Adherence dated January 2, 1996, by Moran Bulk
          Corporation.

10.2(c) Instrument of Adherence dated December 31, 1996 by Seaboard Barge Corporation, Petroleum Transport Corporation, and Moran Towing of Delaware, Inc.

10.3* Security Agreement, dated as of July 11, 1994 among the Registrant, its subsidiaries named therein and The First National Bank of Boston, individually and as agent.

10.3(a) Security Agreement, dated December 31, 1996 among Seaboard barge Corporation, Petroleum Transport Corporation and Moran Towing of Delaware, Inc., and The First National Bank of Boston, individually and as agent.

10.4* Note, dated July 11, 1994, of the Registrant and its subsidiaries named therein, payable to the order of The First National Bank of Boston in the principal amount of up to $10,000,000.

10.5* Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of June 11, 1994, between the Registrant and the stockholders of Moran Towing Corporation.

10.6*    First Amendment, dated June 30, 1994, to the Stock Purchase Agreement.

10.7* Escrow Agreement, dated as of July 11, 1994, among the Registrant, each of the persons listed on Annex A thereto, and Citibank, N.A., as escrow agent, together with the side letter thereto, dated July 11, 1994.

10.8* Security Agreement, dated as of July 11, 1994, among Moran Towing Corporation, the Registrant, the Owner Participants named therein and Overseas Shipholding Group, Inc.

10.9* Guaranty and Indemnity Agreement, dated October 31, 1975, among Moran Towing Corporation, Overseas Shipholding Group, Inc., First Chicago Leasing Corporation, and FCL Ship Seven, Inc., in substantially the same form as the Guaranty and Indemnity Agreements identified in the Schedule attached thereto.

10.10* Supplement to the Guaranty and Indemnity Agreement, dated July 11, 1994, among Moran Towing Corporation, the Registrant, Overseas Shipholding Group, Inc., First Chicago Leasing Corporation and FCL Ship Seven, Inc. in substantially the same form as the Supplements to Guaranty and Indemnity Agreement identified in the Schedule attached thereto.

10.11* Bareboat Charter dated as of October 31, 1975 between Manufacturers Hanover Trust Company (as succeeded by Chemical Bank), as owner trustee, and Fourth Shipmor Associates, in substantially the same form as the Bareboat Charters identified in the Schedule attached thereto.

10.12* 1994 Restated and Amended Agreement concerning Stockholders among Overseas Shipholding Group, Inc., Moran Towing Corporation, San Diego Tankers, Inc., San Jose Tankers, Inc., Santa Barbara Tankers, Inc., Santa Monica Tankers, Inc., Thomas E. Moran, Lee R. Christensen, Malcolm W. MacLeod, Edmond J. Moran, Jr., Russell G. McVay and W. Anthony Watt.

10.13** Agreement, effective August 16, 1994, between Moran Towing of New Hampshire, Inc. and Moran Towing of New Hampshire Employees Association.

10.14*****   Licensed Agreement, effective June 10, 1995, between Seafarers
             International Union of North America, Atlantic, Gulf, Lakes and
             Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.15*****   Unlicensed Agreement, effective June 10, 1995, between Seafarers
             International Union of North America, Atlantic, Gulf, Lakes and
             Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.16* Agreement, effective November 21, 1993, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Mid-Atlantic Corporation, Moran Towing of Maryland Division.

10.17* Agreement, effective November 24, 1993, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Mid-Atlantic Corporation, Moran Towing of Pennsylvania Division.

10.18* Licensed Agreement, effective November 24, 1993, between American Maritime Officers and Moran Mid-Atlantic Corporation, Moran Towing of Pennsylvania Division.

10.19* Agreement, effective May 1, 1994, between International Organization of Masters, Mates & Pilots and Moran Towing of Florida, Inc.

10.20* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Malcolm W. MacLeod.

10.22* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Edmond J. Moran, Jr.

10.23* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Alan L. Marchisotto.

10.24* Form of Stockholder Agreement, dated as of July 11, 1994, between the Registrant and each of Lakes Shipping Company, Inc., Paul R. Tregurtha, James R. Barker, Andrew P. Langlois, James A. Barker, Mark W. Barker and Karen E. Barker.

10.25*       1994 Stock Option Plan of the Registrant.

10.26* Form of 1994 Stock Option Agreement.

10.27* Moran Towing Corporation and Subsidiaries Supplemental Employee
       Retirement Plan.

10.31****Marine Insurance Additional Retention Agreement between Global Marine
         Enterprises Ltd., Interlake Steamship Company, Lakes Shipping Company, Inc., Moran Towing Corporation and Mormac Marine Transport, Inc..

12.1    Statement regarding computation of ratio of earnings to fixed charges.

21.1    List of Subsidiaries.

27.1    Financial Data Schedule

------------------

* Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33 - 82624) and incorporated herein by reference.

** Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

*** Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

**** Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.

*****Filed as an Exhibit to the Registrant's Form 10-K for the year ended
     December 31, 1995 and incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           MORAN TRANSPORTATION COMPANY
                                 (Registrant)



March  27, -1997           /s/ Jeffrey J. McAulay
                           -----------------------
                           Jeffrey J. McAulay
                           Vice President of
                           Finance and Administration
                           (Principal Financial Officer) and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 27, 1997             /s/ Paul R. Tregurtha
                           ------------------------------------------------
                           Paul R. Tregurtha
                           Chairman of the Board and Director



March 27, 1997             /s/ James R. Barker
                           ------------------------------------------------
                           James R. Barker
                           Vice-Chairman of the Board and Director



March 27, 1997             /s/ Malcolm W. MacLeod
                           ------------------------------------------------
                           Malcolm W. MacLeod
                           President, Chief Executive Officer and Director

                              SIGNATURES



March 27, 1997             /s/ Edmond J. Moran, Jr.
                           ------------------------------------------------
                           Edmond J. Moran, Jr.
                           Director


March 27, 1997             /s/ Robert J. Patten
                           -----------------------------------------------
                           Robert J. Patten
                           Controller (Principal Accounting Officer)



March 27, 1997             /s/ Andrew P. Langlois
                           -----------------------------------------------
                           Andrew P. Langlois
                           Director



March 27, 1997             /s/ Mort Lowenthal
                           -----------------------------------------------
                           Mort Lowenthal
                           Director






                   SUPPLEMENTAL INFORMATION TO BE FURNISHED
                WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
               THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT




The registrant has not sent, and does not presently intend to send, to its security holders either: (1) An annual report to security-holders covering the registrant's last fiscal year; or (2) A proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security-holders.

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and Stockholders of Moran Transportation Company


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Moran Transportation Company and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from July 12, 1994 to December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Stamford, Connecticut
February 20, 1997

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and Stockholders of Moran Towing Corporation


In our opinion, based upon our audit and the report of other auditors, the accompanying consolidated statements of income, of cash flows and of changes in stockholders' equity of Moran Towing Corporation and its subsidiaries (the "Company") present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 1994 to July 11, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of four 20% owned partnerships. The equity in the loss of these partnerships was $622,000 for the period ended July 11, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for such partnerships, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for the opinion expressed above.

As described in Note 1 to the consolidated financial statements, the Company was acquired by Moran Transportation Company on July 11, 1994.





Price Waterhouse LLP


Stamford, Connecticut
February 20, 1997

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                 December 31,
                                                              ------------------
                                                                1995      1996
                                                              --------  --------
            ASSETS
            ------
Current assets
Cash and cash equivalents...................................  $  3,006  $  5,827
Accounts receivable, less allowance for doubtful accounts
 of $263 and $323 at December 31, 1995 and 1996,
 respectively...............................................    12,047    12,744
Inventory (note 5)..........................................     4,330     4,395
Unexpired insurance and other prepaid expense...............     1,948     2,065
Restricted funds held for contingent consideration (note 1).         -    12,000
                                                              --------  --------
  Total current assets......................................    21,331    37,031

Investment in joint venture (note 7)........................     2,959     2,892
Insurance claims receivable.................................     1,717     2,346
Fixed assets, net (note 4)..................................   126,771   121,325
Shipyard assets held for sale (note 14).....................     2,648     3,036
Restricted funds held for contingent consideration (note 1).    13,600     1,600
Other assets................................................     5,068     4,487
                                                              --------  --------

Total assets................................................  $174,094  $172,717
                                                              --------  --------


See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 December 31,
                                                              ------------------
                                                                1995      1996
                                                              --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
Trade accounts payable......................................  $  3,468  $  4,486
 Current portion of long-term debt (note 9).................       566         -
Accounts payable to joint venture...........................       135     1,066
Accrued insurance payable...................................       132       359
Accrued interest payable....................................     4,309     4,308
Other accrued liabilities...................................     3,233     3,868
Backpay liability...........................................       885       885
Income taxes payable (note 10)..............................       995       926
Liability for contingent consideration (note 1).............         -    12,000
                                                              --------  --------
  Total current liabilities.................................    13,723    27,898

Long-term debt (note 9).....................................    82,848    80,000
Insurance claims reserves...................................     4,331     5,989
Deferred income taxes (note 10).............................    36,048    34,150
Postretirement benefits other than pensions (note 11).......     3,729     3,995
Liability for contingent consideration (note 1).............    13,600     1,600
Other liabilities...........................................     8,095     6,060
                                                              --------  --------
  Total liabilities.........................................   162,374   159,692

Commitments and contingencies (notes 12 and 13)

Mandatorily redeemable capital stock
 (4,600 and 4,000 shares issued and outstanding  at
 December 31, 1995 and 1996, respectively) (note 17)........     1,150     1,000

Stockholders' equity
 Common stock, par value $0.01 per share authorized-100,000
    shares, issued and outstanding - 40,000 and 40,600
    shares at December 31, 1995 and 1996, respectively......         1         1

 Capital surplus............................................     9,999    10,149
 Retained earnings..........................................       570     1,875
                                                              --------  --------
 Total stockholders' equity.................................    10,570    12,025
                                                              --------  --------

 Total liabilities and stockholders' equity.................  $174,094  $172,717
                                                              --------  --------

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                (Dollars in thousands, except per share amount)


                              Predecessor                  Company
                             --------------  -----------------------------------
                                 Period         Period
                              Jan. 1, 1994   July 12, 1994       Year Ended
                                  thru           thru           December 31,
                                                            --------------------
                             July 11, 1994   Dec. 31, 1994    1995       1996
                             --------------  -------------  ---------  ---------
Operating revenue..........        $41,694        $37,482   $ 77,343   $ 91,458
Cost of operations
  Operating expenses.......         27,341         22,355     45,672     57,451
  Depreciation.............          3,119          3,217      7,412      7,719
                                   -------        -------   --------   --------
   Total cost of operations         30,460         25,572     53,084     65,170
                                   -------        -------   --------   --------
Gross profit...............         11,234         11,910     24,259     26,288
General and administrative
 expenses..................          7,559          5,962     14,221     14,283
Provision for shipyard
 sale (note 14)............            589              -          -          -
                                   -------        -------   --------   --------
Operating income...........          3,086          5,948     10,038     12,005
Interest expense...........           (975)        (4,810)   (10,192)   (10,132)
Interest income............             28             74         51        146
Equity in loss from
 affiliated partnership
 (note 6)..................           (622)             -          -          -
Equity in income/(loss)
 from joint venture (note
 7)........................            220            106       (188)       (66)
Other income...............            317            218        155        160
                                   -------        -------   --------   --------
Income/(loss) before
 provision for income taxes          2,054          1,536       (136)     2,113
Provision for income taxes
 (note 10).................            785            630        200        808
                                   -------        -------   --------   --------
  Net income/(loss)........        $ 1,269        $   906   $   (336)  $  1,305
                                   -------        -------   --------   --------

Earnings/(loss) per share..                        $20.31     $(7.53)    $28.56

Weight average number of
 shares outstanding (in
 thousands)                                          44.6       44.6       45.7
                                                  -------   --------   --------

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of  Cash Flows
                             (Dollars in thousands)

                               Predecessor                Company
                              --------------  ---------------------------------
                                  Period          Period
                               Jan. 1, 1994   July 12, 1994       Year Ended
                                   thru            thru          December 31,
                              July 11, 1994   Dec. 31, 1994     1995      1996
                              --------------  --------------  --------  -------
Cash flows from operating
 activities
  Net income/(loss)..........       $ 1,269        $    906   $  (336)  $ 1,305
Adjustments to reconcile net
 income/(loss) to net
cash provided by operating
 activities:
  Depreciation and
   amortization..............         3,465           3,641     9,472    11,092
  Deferred income taxes......        (1,020)            564       267    (1,898)
  Equity in loss from
   affiliated partnerships...           501               -         -         -
  Equity in (income)/loss
   from joint venture........          (220)           (107)      188        66
  Loss on disposal of
   floating equipment........             -               -         -       128
Changes in operation assets
 and liabilities:............
  Accounts receivable........         2,759            (622)   (1,500)     (697)
  Other current assets.......        (2,561)          2,118      (425)     (182)
  Accounts payable and
   accrued expenses..........        (1,408)            (37)   (2,528)    2,811
  Income taxes payable.......          (671)            481       151       (69)
  Insurance claims receivable           182            (326)     (823)     (629)
  Insurance claims reserve...           310              16       530     1,658
  Other assets and
   liabilities...............         1,333            (107)      495    (2,158)
                                    -------        --------   -------   -------
 Net cash provided by
  operating activities.......         3,939           6,527     5,491    11,427
                                    -------        --------   -------   -------
Cash flows from investing
 activities
  Capital expenditures.......          (963)         (6,160)   (5,832)   (5,110)
  Acquisition of Moran
   Towing Corporation........             -         (68,645)        -         -
  Proceeds from sale of
   assets....................             -           1,250         -         -
  Dividends received from
   affiliated partnerships
  and joint venture..........         1,780               -         -         -
                                    -------        --------   -------   -------
 Net cash provided by/(used
  for) investing activities..           817         (73,555)   (5,832)   (5,110)
                                    -------        --------   -------   -------
Cash flows from financing
 activities
  Proceeds from borrowings...           546          86,000     1,000     2,250
  Repayment of debt..........        (3,483)        (24,433)   (1,512)   (5,664)
  Proceeds from issuance of
   common stock..............             -          10,000         -         -
  Proceeds from issuance of
   mandatorily redeemable
  capital stock..............             -           1,150         -         -
  Debt issuance costs........             -          (3,875)     (140)      (82)
  Dividends paid to
   stockholders..............        (1,700)              -         -         -
                                    -------        --------   -------   -------
 Net cash (used for)
  provided by financing
  activities.................        (4,637)         68,842      (652)   (3,496)
                                    -------        --------   -------   -------
Net increase/(decrease) in
 cash and cash equivalents...           119           1,814      (993)    2,821
Cash and cash equivalents at
 beginning of period.........         2,066           2,185     3,999     3,006
                                    -------        --------   -------   -------

Cash and cash equivalents at
 end of period...............       $ 2,185        $  3,999   $ 3,006   $ 5,827
                                    -------        --------   -------   -------

Cash paid during period for
  Interest...................       $   839        $     36   $ 9,743   $ 9,816
                                                   --------   -------   -------
  Income taxes...............       $ 2,475        $    327   $   469   $ 2,742

 See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)



                                                 Common  Capital  Retained
                                                 Stock   Surplus  Earnings    Total
                                                 ------  -------  ---------  --------

Balance at December 31, 1993..............         $200   $1,100   $18,832   $20,132
Net income................................            -        -     1,269     1,269
Dividends declared........................            -        -    (1,700)   (1,700)
                                                 ------  -------   -------   -------

Balance at July 11, 1994..................         $200   $1,100   $18,401   $19,701
                                                 ======  =======   =======   =======

Balance at July 12, 1994..................         $  1  $ 9,999   $    -    $10,000

Net income................................            -        -       906       906
                                                 ------  -------   -------   -------

Balance at December 31, 1994..............            1    9,999       906    10,906

Net loss..................................            -        -      (336)     (336)
                                                 ------  -------   -------   -------

Balance at December 31, 1995..............         $  1  $ 9,999   $   570   $10,570

Transfer of Mandatorily Redeemable Stock..            -      150         -       150

Net income................................            -        -     1,305     1,305
                                                 ------  -------   -------   -------

Balance at December 31, 1996..............           $1  $10,149    $1,875   $12,025
                                                 ======  =======   =======   =======

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



(1) Moran Transportation Company
Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company which provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. If these liabilities become due, the escrowed funds will be used to satisfy the liability. If the guarantees expire without being called, the funds will be paid to previous stockholders. In February 1997, $12.0 million of the escrow amount was released to the former shareholders upon the Company's release from the guarantees. There will be no impact on the Company, other than assets and liabilities being reduced.

(2) Basis of Presentation

A vertical line has been used to separate the post-Acquisition consolidated financial statements of the Company from the pre-Acquisition consolidated financial statements of the Predecessor. The effects of the Acquisition and related financings resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. The financial statements of the Predecessor are presented at the Predecessor's historical cost. The "periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996" relate to the 192 day period ended July 11, 1994, the 173 day period ended December 31, 1994 and the years ended December 31, 1995 and December 31, 1996, respectively.

(3) Summary of Accounting Policies

  Principles of Consolidation

The consolidated financial statements include the accounts of Moran Transportation Company and its subsidiaries. The financial statements also include a 50% owned joint venture in a marine tank barge operation which is accounted for under the equity method of accounting. All material intercompany items and transactions are eliminated in consolidation.

  Reclassifications

Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the December 31, 1996 presentation.

  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures, at the date of the financial statements. Similarly, estimates and assumptions are required for the reporting of revenues and expenses. Actual results could differ from the estimates that were used.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



  Change in Accounting Principles

In October 1995, Financial Accounting Standard No. 123 (FAS 123) - "Accounting for Stock-Based Compensation" was issued and is effective for the Company on January 1, 1996. FAS 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic value based method of accounting for its plan.

  Revenue Recognition

Tug and barge revenue is recognized as services are performed.

  Drydocking Expenses

Drydocking and related costs are capitalized when incurred and amortized over the period until the next drydocking, usually 30 months. The Predecessor expensed these costs as incurred.

  Fixed Assets/Depreciation

Fixed assets include the cost of land, building, floating equipment, capitalized drydocking costs, construction work-in-progress, improvements to leaseholds and equipment. Interest incurred during the construction of floating equipment is capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to twenty-five years. The Predecessor depreciated floating equipment over 18 years. As of the Acquisition, floating equipment was recorded at fair market value and is being depreciated over the remaining estimated useful life of ten to twenty-five years. Major renewals and betterment's are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the assets are expensed.

  Income Taxes

The Company and its wholly owned domestic subsidiaries file a consolidated Federal income tax return. The Company accounts for deferred income taxes using the asset and liability method as prescribed under Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS 109). The Company provides a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



  Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

  Inventory

Inventories are valued at the lower of cost (first-in, first-out basis) or market and include fuel, replacement parts, supplies and repair materials.

  Deferred Financing Costs

Expenses incurred in connection with debt issuance have been deferred and are being amortized using the interest method over the terms of the related debt agreements.

  Environmental Expenditures

Environmental expenditures are expensed or capitalized, as appropriate. Expenditures that result from the remediation of an existing condition caused by past operations, that are not attributable to current or future revenues, are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated, generally coinciding with the Company's commitment to a formal plan of action.

  Earnings Per Share

Earnings per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Per share amounts for the Predecessor have not been presented since management does not believe such information would be meaningful.

(4) Fixed Assets


 Fixed assets consist of the following:
                                                      Dec. 31,  Dec. 31,
                                                          1995      1996
                                                      --------  --------
     Floating equipment.............................  $132,430  $133,828
     Capitalized drydocking costs...................     5,119     7,875
     Construction in progress.......................       160       125
     Shipyard & Pier improvements...................        53        70
     Furniture, fixtures & leasehold improvements...       591       641
     Equipment......................................       147       147
     Land...........................................       663       663
                                                      --------  --------

     Less: Accumulated depreciation & amortization..    12,392    22,024
                                                      --------  --------
     Total..........................................  $126,771  $121,325
                                                      --------  --------

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996


 (5) Inventories of Fuel, Supplies and Repair Materials

The components of inventory are as follows:

                                                  Dec. 31,  Dec. 31,
                                                    1995      1996
                                                  --------  --------

     Fuel.......................................    $  900    $1,103
     Diesel parts...............................     1,663     1,564
     Propeller wheels & shafts..................     1,281     1,230
     Rope, fenders, supplies and miscellaneous..       486       498
                                                    ------    ------
     Total......................................    $4,330    $4,395
                                                    ======    ======

(6) Investment in affiliated partnerships

Subsidiaries of the Predecessor had a 20% interest in each of four partnerships with subsidiaries of Overseas Shipholding Group, Inc., each of which partnership is the bareboat charterer of one U.S. flag tanker. These interests were transferred to the stockholders of the Predecessor as part of the Acquisition.

The Predecessor had provided certain financial guarantees in connection with the acquisition of the affiliated partnerships. These undertakings are limited to $12,000 in the aggregate and among others, guarantee (i) payment of the equity portion of charter hire to the owner of the affiliated partnerships tankers,
(ii) certain indemnity obligations arising under the bareboat charters, including tax indemnity obligations, and (iii) the obligation of the partnerships to maintain and insure the tankers. These guarantees survived the Acquisition and remain the obligation of the Company. To secure these guarantees, $12,000 of the purchase price was put into escrow to be released when the guarantees expire in 2003, to the extent not called upon. These funds are included in restricted funds held for contingent consideration. In February 1997, the Company was released of these obligations and the $12.0 million escrow related to these guarantees was distributed to the previous shareholders.

The Predecessor's 20% interest in the revenues, expenses and loss of the four partnerships for the period ended June 30, 1994 is summarized as follows:

                                                   June 30,
                                                     1994
                                                   --------

     Total revenues.....................             $3,966
                                                     ======
     Total expense......................             $4,577
                                                     ======
     Equity in loss.....................             $  611
                                                     ------

Audited financial statements for the affiliated partnerships were prepared as of June 30, 1994 as it was not practical to obtain audited financial statements as of July 11, 1994. However, the results for the period July 1, 1994 through July 11, 1994 were not material to the Company's financial statements.

(7) Investment in Joint Venture

The Company has invested in a 50% owned joint venture which owns and operates an ocean going petroleum barge. The Company accounts for the joint venture under the equity method.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996


Cumulative unremitted earnings from the Company's 50% investment in the joint venture were $521 at July 11, 1994, $742 at December 31, 1994, $794 at December 31, 1995 and $968 at December 31, 1996. The Company received cash dividends from the joint venture totaling $1,500 in the period ended July 11, 1994, and $0 in the periods ended December 31, 1994, 1995 and 1996, respectively.

The Company's 50% interest in the assets, liabilities, revenues, expenses and income of the joint venture is summarized as follows:


                                                    As of
                                              ------------------
                                              Dec. 31,  Dec. 31,
                                                1995      1996
                                              --------  --------
Total assets............                        $1,132    $1,483
                                                ------  --------
Total liabilities.......                        $  338    $  516
                                                ------  --------

                                  For the periods ended
                                -------------------------

                          July 11,  Dec. 31,  Dec. 31,  Dec. 31,
                              1994      1994      1995      1996
                            ------    ------    ------  --------
Total Revenues..........    $1,034    $1,019    $1,939    $2,528
                            ------    ------    ------  --------
Total Expenses..........    $  814    $  798    $1,887    $2,354
                            ------    ------    ------  --------
Equity in Income........    $  220    $  221    $   52    $  174
                            ------    ------    ------  --------

In connection with the Acquisition, the Company increased the carrying value of its investment by $2,519 to fair market value. The Company is amortizing the increase over ten years, representing the remaining useful life of the joint venture's barge. Amortization was $115, $240 and $240 for the periods ending December 31, 1994, 1995 and 1996, respectively.

(8) Insurance Subsidiary

The consolidated financial statements include the accounts of the Company's wholly-owned insurance subsidiary whose fiscal year end is March 31. Summarized unaudited financial information based on the Company's reporting periods is as follows:

                                                    As of
                                              ------------------
                                              Dec. 31,  Dec. 31,
                                                1995      1996
                                              --------  --------
Total assets............                        $2,000    $2,122
                                              --------  --------
Total liabilities.......                        $  384    $  387
                                              --------  --------

                                  For the periods ended
                                -------------------------

                          July 11,  Dec. 31,  Dec. 31,  Dec. 31,
                              1994      1994      1995      1996
                             -----     -----  --------  --------
Total income (a)........     $  15     $  28    $   10    $  118
                             -----     -----  --------  --------


  (a) Total income includes interest income of $29, $37, $23 and $156 for the and the periods ended July 11, 1994, December 31, 1994, December 31, 1995, and December 31, 1996, respectively.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996

(9) Long-term Debt

Long-term debt at December 31 was as follows:

                                                                                  1995     1996
                                                                               -------  -------

   11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004....   $80,000  $80,000
   10.00% term loan due November 29, 2000...................................     3,414        -
                                                                               -------  -------
                                                                               $83,414  $80,000

      Less: Current maturities..............................................       566        -
                                                                               -------  -------
      Long-term portion.....................................................   $82,848  $80,000
                                                                               -------  -------


As part of the Acquisition, the Company issued $80,000 of 11.75% First Preferred Ship Mortgage Notes due July 15, 2004. In November 1994, pursuant to an Exchange and Registration Rights Agreement, the Company exchanged all of such Notes for its 11.75% Series B First Preferred Ship Mortgage Notes, the issuance of which had been registered under the federal securities laws. Interest on the notes is payable semi-annually on January 15 and July 15. The Notes are redeemable, in cash, at the option of the Company, in whole or in part in amounts of $1,000 or an integral multiple of $1,000 on or after July 15, 1999 at the redemption prices set forth below, plus accrued and unpaid interest if redeemed during the 12-month period commencing on July 15 of the year indicated below:

                     1999                   108%
                     2000                   106
                     2001                   104
                     2002                   102
                     2003 and thereafter    100


All of the Company's subsidiaries (the "Guarantors") have guaranteed the $80,000 of Series B First Preferred Ship Mortgage Notes. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis and, therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

The Notes rank pari passu with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company and are secured by substantially all of the Company's floating equipment. The indenture contains certain restrictions on incurrence of debt, liens, sales of assets, investments, capital expenditures, and dividend and upstream payments. The Company must also comply with certain other financial covenants.

On December 29, 1994, the Company purchased a tug and a barge. As part of that transaction, a subsidiary of the Company entered into a $4,000 term loan which was repaid in its entirety on December 28, 1996. The guaranty by the Company's subsidiary of the Company's obligation under the Notes is not secured by the two purchased vessels.

The Company has a Senior Credit Facility which consists of a revolving line of credit (the "Revolving Credit Facility") of up to $10,000, including a letter of credit facility (the "Letter of Credit Facility") of up to $5,000.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



Any amount outstanding under the letter of Credit Facility reduce the available credit under the Revolving Credit Facility. The Revolving Credit Facility is primarily secured by the accounts receivable and inventory of the Company. At December 31, 1995 and 1996, letters of credit outstanding were $472 and $472, respectively. At year end, the Company had no borrowings outstanding under the Revolving Credit Facility which expires on July 11, 1997. The Company is currently reviewing a proposal to renew this Senior Credit Facility.

The Company has deferred debt placement costs incurred in connection with the $80,000 of First Preferred Ship Mortgage Notes. The unamortized balance of such fees were $3,326 and $2,854 at December 31, 1995 and 1996, respectively.

(10) Income Taxes

In accordance with FAS 109, the deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax basis of assets and liabilities using current tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying current tax laws to the taxable income for the current year and the net change in the Company's deferred tax assets and liabilities during the year.


The components of the provision for income taxes are as follows:

                                          For the periods ended
                                          ---------------------
                                July 11,   Dec. 31,  Dec. 31,   Dec. 31,
                                  1994       1994      1995       1996
                                ---------  --------  ---------  ---------

    Current.................      $1,632      $ 292     $ 776    $ 2,680
    Deferred................        (847)       338      (576)    (1,872)
                                  ------      -----     -----    -------
                                  $  785      $ 630     $ 200    $   808
                                  ------      -----     -----    -------


This provision includes state tax expense for the periods ended July 11, 1994 and December 31, 1994 and the years ended December 31, 1995 and 1996 of $230, $152, $279 and $34 respectively.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



The reconciliation's of the Company's effective income tax rate and the statutory income tax rate are as follows:


                                               For the periods ended
                                      ----------------------------------------
                                      July 11,   Dec 31,   Dec. 31,   Dec. 31
                                        1994       1994      1995       1996
                                      ---------  --------  ---------  --------

     Statutory income tax rate......      34.0%     34.0%    (34.0)%     35.0%
     Increases (decreases) due to:

       State taxes..................       7.4       6.5      135.8       6.4
       Meals and entertainment......       1.4       1.3       40.7       2.0
       Rate differential............         -         -          -      (2.6)
       Other-net....................      (4.6)     (0.8)       4.8      (2.6)
                                          ----      ----     ------      ----
     Effective income tax rate......      38.2%     41.0%     147.3%     38.2%
                                          ----      ----     ------      ----

Under FAS 109, temporary differences which give rise to a significant portion of net deferred tax liabilities were as follows:

                                                   Dec. 31,   Dec. 31,
                                                     1995       1996
                                                   ---------  ---------
 Deferred tax assets
   State and local taxes.........................      $306       $816
   Insurance claims reserves.....................       435        746
   Post retirement benefits other than pensions..     1,268      1,358
   Additional compensation.......................       260        234
   Hull insurance aggregate reserves.............       516        759
   P & I insurance aggregates reserve............       405        373
   Backpay liability.............................     2,108      1,782
   Deferred alternative minimum tax (AMT)........       159          -
   Other items-net...............................       361        445
                                                   --------   --------
   Total deferred tax assets.....................     5,818      6,513
                                                   --------   --------
 Deferred tax liabilities
   Depreciation and amortization.................   (38,090)   (36,307)
   Pension benefits..............................      (521)      (466)
   Capitalized drydocking costs..................    (1,352)    (1,606)
   Land valuation................................      (197)      (197)
   Fuel inventory costs..........................      (306)      (374)
   Capitalized environmental remediation costs...      (816)      (820)
                                                   --------   --------
   Total deferred tax liabilities................   (41,282)   (39,770)

   Valuation allowance...........................         -       (335)
                                                   --------   --------
   Net Deferred tax liabilities..................  $(35,464)  $(33,592)
                                                   --------   --------

The current portion of net deferred income taxes of $584 and $558 at December 31, 1995 and 1996, respectively, are included in other prepaid expenses.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



(11) Pension, Postretirement Benefit and Profit Sharing Plans

Pension

The net periodic pension expense for the Company's defined benefit pension plan is comprised of the following:

                                                                     For the periods ended
                                                                     ---------------------
                                                           July 11,   Dec. 31,   Dec. 31,   Dec. 31,
                                                             1994       1994       1995       1996
                                                           ---------  ---------  ---------  ---------
Service cost-benefits earned
 during the period                                            $ 139      $ 123      $ 286      $ 327
Interest cost projected benefit
 obligation                                                     274        243        557        559
Actual return on plan assets                                   (356)      (315)      (988)      (757)
Net amortization and deferral                                   (69)         -        425        117
                                                              -----      -----      -----      -----
Net periodic pension
 expense(income)                                              $ (12)     $  51      $ 280      $ 246
                                                              -----      -----      -----      -----


All of the Predecessor's pension liabilities were assumed by the Company. In connection with the Acquisition, the Company recorded a pension asset to reflect the actual funded status of the plan.

The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's financial statements at December 31, 1995 and December 31, 1996:

                                                           Dec. 31,   Dec. 31,
                                                             1995       1996
                                                           ---------  ---------

Actuarial present value of benefit obligation:
Vested benefits obligation...............................    $6,421     $5,176
                                                             ------     ------

Accumulated benefit obligation...........................    $6,656     $5,383
                                                             ------     ------

Projected benefit obligation.............................    $8,480     $7,099
Fair value of plan assets................................     8,319      7,775
                                                             ------     ------
Plan assets (less than)/in excess of projected benefit
 obligation..............................................      (161)       676
Unamortized loss.........................................     1,706        691
                                                             ------     ------

Prepaid pension costs....................................    $1,545     $1,367


                                                           Dec. 31,   Dec. 31,
                                                               1995       1996
                                                             ------     ------
The actuarial assumptions are:
Discount rate............................................      7.25%      7.50%
Rate of increase in compensation levels..................       3.5%       4.0%
Expected long-term rate of return on assets..............       8.0%       8.0%


The Company has a defined benefit pension plan covering substantially all shoreside non-union employees. The plan generally provides benefit payments using a formula that is based on an employee's compensation and length of service. The Company's policy is to fund current service costs. The plan's assets are primarily

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



invested in a managed bond portfolio with a portion invested in a managed equity portfolio. In 1996, a $69 contribution was made for the 1995 plan year. Since the plan is fully funded, no contribution is required for the 1996 plan year. In addition, the Company has an unfunded supplemental employee retirement plan ("SERP") for certain executives. The Company's pension SERP liability was $648 and $575 at December 31, 1995 and December 31, 1996 respectively.

In accordance with contractual agreements, the Company makes contributions to union-sponsored pension and welfare plans. Such contributions were $516, $472, $956 and $1,030 for periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, respectively. In addition, the Company has a defined contribution pension plan for non-union fleet employees. The Company made contributions of $103, $92, $182 and $201 for the periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, respectively.

Profit Sharing Plan

The Company has a non-contributory profit-sharing plan covering substantially all shoreside non-union employees. Company contributions are at the discretion of the Board of Directors. The Company made contributions of $293, $261, $556 and $674 for the periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, respectively. In addition, the Company has an unfunded profit sharing SERP for certain executives. The Company's profit sharing SERP liability was $117 and $114 at December 31, 1995 and December 31, 1996, respectively.

Post Retirement Benefits

The Company provides certain health care and life insurance benefits to all employees who retire from the Company and satisfy certain service and age requirements.

  Generally, the medical coverage pays a stated percentage of most medical expenses reduced for any deductible and payments made by Medicare or other group coverage. Benefits are administered through an insurance carrier paid by the Company. The cost of providing these benefits is shared with retirees. The cost sharing provisions will vary depending on the retirement date and the plan is unfunded. The premium cost of providing these benefits was $140, $140, $281 and $265 for the periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, respectively.

  The Company accounts for retiree health care costs in accordance with Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company recorded a liability of $4,181 in connection with the Acquisition. The Predecessor recognized the related benefit expense in the year the benefits were paid.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



The following table sets forth the Company's accrued postretirement benefit liability recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and 1996 and related postretirement cost for the periods ended December 31, 1995 and 1996.

                                                                      December 31,
                                                                      ------------
                                                                       1995    1996
                                                                       ----    ----
    Actuarial present value of postretirement benefit obligation:
     Retirees......................................................  $2,959  $2,955
     Fully eligible active participants............................     716     890
     Other active participants.....................................     457     801
                                                                     ------  ------
    Accumulated postretirement benefit obligation..................   4,132   4,646
    Unrecognized net loss..........................................     403     663
                                                                     ------  ------
    Accrued postretirement benefit liability.......................  $3,729  $3,983
                                                                     ------  ------


Net periodic postretirement benefit cost for periods ended December 31, 1995 and December 31, 1996 included the following components:

                                                                       1995    1996
                                                                       ----    ----
    Service cost of benefits earned................................   $ 121   $ 161
    Interest cost on accumulated postretirement benefits obligation     285     318
    Amortization of unrecognized (gain)/loss.......................       -      32
                                                                      -----   -----
    Net periodic postretirement benefit cost.......................   $ 406   $ 511
                                                                      -----   -----


The discount rate used in determining the APBO was 8.0% in fiscal 1995 and 7.5% in 1996. The assumed health care cost trend rate used for measuring the APBO was divided into two categories:

                                                                       1995    1996
                                                                       ----    ----
    Under age 65 participants......................................   13.1%   11.9%
    Over age 65 participants.......................................   16.5%   14.5%


Over 18 years, rates were assumed to remain unchanged at 6.1% for the under age 65 participants and 6.3% for the over age 65 participants, for 1995 and for 1996.

If the health care cost trend rate was increased 1 percent, the APBO as of December 31, 1995, would have increased 11.2%. The effect of this change on the aggregate of service and interest cost for period ended December 31, 1995 would be an increase of 14.8%. As of December 31, 1996, the effect on the APBO would be an increase of 11.6% and for period service and interest an increase of 14.3%.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



(12) Commitments

On November 8, 1996, a subsidiary of the Company entered into a 10 year bareboat charter for the barge Portsmouth. The Company has an option to purchase the barge at the end of the seventh year and at the end of the lease term. The annual charterhire for this vessel is $1.0 million over the term of the lease.

Minimum annual rental commitments at December 31, 1996, under non-cancelable operating leases, , including the bareboat charter for the Portsmouth, are as follows:

       1997.................................              $1,805
       1998.................................               1,706
       1999.................................               1,690
       2000.................................               1,681
       2001.................................               1,681
       2002 and beyond......................               6,119

Total gross rent expense was $577, $520, $1,054 and $1,160 for the periods ended July 11, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, respectively.

(13) Contingent Liabilities

In February 1994, a lawsuit was filed in United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "Town"), New York, against the Company and several other potentially responsible parties ("PRP"). The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a Federal Superfund site in Syosset, New York, which served as a Town owned and operated landfill between 1933 and 1975. In a Record of Decision issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $25,000 and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site.

While the current state of law imposes joint and several liability upon PRPs, as
a practical matter costs of these sites are typically   shared with other PRPs.
The Company believes that its portion of the hazardous materials disposed at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.


(14) Provision for Shipyard Sale

In 1992, the operations of a subsidiary of the Company, Jakobson Shipyard, Inc. were discontinued. Discussions have been held with the Town of Oyster Bay concerning the purchase of Jakobson's leasehold interest in the shipyard property. Management expects to enter into an agreement in principle for the sale of its property within a year. In anticipation of this sale, the Company has capitalized $2,648 of environmental remediation costs which, based upon the Company's estimates, are expected to be recovered from the proceeds of the sale. Management believes that there will not be a material adverse effect on the Company's financial position or results from operations upon sale.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996


The Predecessor's provision for shipyard sale includes the pretax operating losses incurred during the year, anticipated carrying costs prior to the sale and the provision for clean-up costs to ready the property for sale that are in excess of the costs expected to be recovered through the sale proceeds. The provision for clean-up and carrying costs is $577 for the period ended July 11, 1994. As part of the Acquisition accounting, the Company established reserves totaling $1,193 related to anticipated clean up and carrying costs subsequent to the Acquisition. In addition, in connection with the acquisition, the sellers of the Predecessor agreed to bear certain carrying costs related to the shipyard arising from and after January 1, 1995.

(15) Financial Instruments

The following disclosure of the estimated fair value of financial instruments at December 31, 1995 and 1996 is made in accordance with the requirements of SFAS No 107, "Disclosure about Fair Market of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's financial instruments consist of cash, short-term trade receivables and payables, and short and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair value.

Based upon the average of the bid and asked price for the 11.75% Series B First Preferred Ship Mortgage Notes at their respective year ends, the fair value of the Company's Notes as of December 31, 1995 and 1996 is approximately $76,400 and $86,700 respectively. The Company's other long-term debt is considered to be at fair value.

Financial instruments which potentially subject the Company to concentration of credit risk consist solely of trade receivables. The Company grants credit terms in the normal course of business to its customers. The Company has a diverse customer base and as part of its on-going procedures the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal.

The fair value information presented herein is based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(16) Related Party Transactions

In 1995, the Company and certain related parties (the "Group") negotiated insurance coverage with third party providers in order to obtain lower premiums. In connection with the new coverage, the Group entered into a risk sharing agreement whereby the Company would bear a portion of certain claims expense of the Group in proportion to its past experience. This percentage is reset each year. The Company believes its agreement is at arms length. The amount due from related parties at December 31, 1996 was $482.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                   Three-year period ended December 31, 1996



(17) Mandatorily Redeemable Capital Stock

Mandatorily Redeemable Capital Stock is the same as the Company's Common Stock in terms of voting rights, dividends and other attributes except that under certain circumstances it is redeemable at the option of stockholders or the Company at fair market value. As of December 31, 1995 and 1996, the fair market value of the shares was $250 per share. The Company's Common Stock contains no redemption features. During 1996, 600 shares of mandatorily redeemable stock were transferred into 600 shares of common stock and are no longer subject to any put rights or mandatorily redeemable features.

(18) Stock Option Plan

On July 11, 1994 the Company adopted a Stock Option Plan (the "1994 Plan") which became effective on the date of the Acquisition to provide an incentive to certain employees of the Company to remain in the employ of the Company and to increase their personal interest in the success of the Company. The maximum number of shares of the Company's Common Stock issuable under the 1994 Plan is 2,000, of which 1,640 were granted in the period ended December 31, 1994 at a price equal to the fair market value of the Company's Common Stock at the date of the grant. None of the options granted were exercised in the period ended December 31, 1996. Participation in the 1994 Plan is limited to employees of the Company designated by the Plan Committee. Non-employee directors of the Company are not eligible to participate. No options were granted in 1996.

The Company applies APB Opinion 25 and related Interpretations in accounting for the 1994 Plan. Accordingly, no compensation cost has been recognized for its fixed stock options plan. Had the compensation cost for the stock based compensation plan been determined in accordance with FAS 123, the Company's net income and earnings per share would not have been materially different.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
First Shipmor Associates
Second Shipmor Associates
Third Shipmor Associates
Fourth Shipmor Associates



     We have audited the accompanying combined balance sheet of First Shipmor Associates, Second Shipmor Associates, Third Shipmor Associates and Fourth Shipmor Associates (collectively "Shipmor Associates") as of December 31, 1993 and the related combined statements of operations and cash flows for the six month period ended June 30, 1994 and for each of the two years in the period ended December 31, 1993. These combined financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Shipmor Associates at December 31, 1993, and the combined results of their operations and their cash flows for the six month period ended June 30, 1994 and each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP


New York, New York
February 21, 1995

                               SHIPMOR ASSOCIATES

                                 Combined Balance Sheet



                                                                    December 31,
                                                                        1993
                                                                        ----
Assets
Current assets:
  Cash, including interest-bearing deposits of................      $ 12,395,047
  Receivables:
    Voyage....................................................           549,888
    Other.....................................................         1,224,922
  Prepaid expenses............................................         1,095,787
                                                                    ------------
      Total current assets....................................        15,265,644
Notes receivable from Overseas Shipholding Group, Inc. (Note B1)      27,568,818
Restricted funds (Note B1)....................................         4,913,601
Vessels under capital leases and related improvements, at
 cost, less
 accumulated amortization of $93,408,346 (Note B).............        58,641,902
Other assets..................................................           966,054
                                                                   -------------
      Total assets............................................      $107,356,019
                                                                   =============

Liabilities and partners' capital
Current liabilities:
   Accounts payable, sundry liabilities and accrued expenses, including
     accrued interest of $1,037,894...........................      $  4,972,938
   Current obligations under capital leases (Note B1).........         6,355,484
                                                                   -------------
      Total current liabilities...............................        11,328,422
Obligations under capital leases (Note B1)....................        75,903,542
Advance time charter revenues.................................         1,135,438
Other comment (Note F2)
Partners' capital (Notes B1 and C)............................        18,988,617
                                                                   -------------

      Total liabilities and partners' capital.................      $107,356,019
                                                                   =============




                    See notes to combined financial statements

                              SHIPMOR ASSOCIATES

                       Combined Statements of Operations

                                       Six Months
                                         ended
                                        June 30,       Year ended December 31,
                                         1994          1993          1992
                                         ----          ----          ----
Revenue...............................  $19,828,458   $46,218,227  $40,284,708

Interest and dividend income, included
 interest of $405,009 (1994), $796,253
 (1993) and $427,471 (1992) from
Overseas Shipholding Group, Inc.
 (Note B1)............................      724,900     1,426,822    1,903,630

Gain of sales of securities...........            -       109,846            -
                                        -----------   -----------  -----------

                                         20,553.358    47,754,895   42,188,338
                                        -----------   -----------  -----------

Expenses:

 Vessel and voyage (note A5 and D)....   15,032,487    24,773,244   31,772,106

 Amortization of capital leases and
  related improvements................    3,363,747     6,605,408    6,265,383

 Agency fees (Note D).................    1,459,752     2,793,495    2,940,368

 General and administrative...........      278,478       430,252      445,983

 Interest.............................    3,474,291     7,374,153    7,857,837
                                        -----------   -----------  -----------

                                         23,608,755    41,976,552   49,281,677
                                        -----------   -----------  -----------

Net income (loss) (Note F1)...........  $(3,055,397)    5,778,343  $(7,093,339)
                                        ===========   ===========  ===========




                   See notes to combined financial statements

                              SHIPMOR ASSOCIATES

                       Combined Statements of Cash Flows


                                       Six Months
                                         ended         Year ended December 31,
                                     June 30, 1994       1993          1992
                                     --------------  ------------  -------------

Cash flows from operating
 activities
Net income (loss)..................    $(3,055,397)  $ 5,778,343   $ (7,093,339)
Items included in net income
 (loss) not affecting cash flows:
 Amortization of capital leases
  and related improvements.........      3,363,747     6,605,408      6,265,383
  Interest on notes receivable.....       (405,009)     (796,253)      (427,471)
Items included in net income
 related in investing activities:
  Gain on sales of securities......              -      (109,846)             -
Changes in operating assets and
 liabilities:
  Decrease (increase) in
   receivables.....................     (1,515,058)      472,962       (661,789)
  Net change in prepaid items and
   accounts payable, sundry
  liabilities and accrued expenses.      1,159,593    (1,881,917)      (992,839)
  Increase in advance time charter
   revenue.........................              -             -        158,402
                                       -----------   -----------   ------------
Net cash (used in) provided by
 operating activities..............       (452,124)   11,068,697     (2,751,653)
                                       -----------   -----------   ------------

Cash flows from investing
 activities
Repayment of notes receivable from
 Overseas Shipholding
  Group Inc........................      5,700,000             -      3,600,000
Notes receivable from Overseas
 Shipholding Group, Inc............              -    (5,500,000)   (24,445,094)
Proceeds from sales of marketable
 securities........................              -     4,578,596              -
Improvements to vessels under
 capital leases....................     (1,523,482)            -     (6,528,040)
                                       -----------   -----------   ------------
Net cash provided by (used in)
 investing activities..............      4,176,518      (921,404)   (27,373,134)
                                       -----------   -----------   ------------

Cash flows from financing
 activities:
Payment on obligations under
 capital leases....................     (3,110,893)   (5,842,515)    (5,370,967)
Deposits made to restricted funds..        (83,246)            -       (666,526)
Withdrawals from restricted funds..         90,593       193,366     20,683,182
Distribution to partners...........     (1,400,000)            -              -
                                       -----------   -----------   ------------
Net cash (used in) provided by
 financing activities..............     (4,503,546)   (5,649,149)    14,645,689
                                       -----------   -----------   ------------
Net cash (decrease in cash.........       (779,152)    4,498,144    (15,479,098)
Cash, including interest-bearing
 deposits, at beginning of year....     12,395,047     7,896,903     23,376,001
                                       -----------   -----------   ------------
Cash including interest-bearing
 deposits, at end of period........    $11,615,895   $12,395,047   $  7,896,903
                                       ===========   ===========   ============

Supplemental disclosure of cash
 flow information
Interest paid......................    $ 3,532,942   $ 7,445,156   $  7,916,704
                                       ===========   ===========   ============




                  See notes to combined financial statements

                              SHIPMOR ASSOCIATES

                    Notes to Combined Financial Statements


A.  Summary of Significant Accounting Policies

1. The combined financial statements include the accounts of First Shipmor Associates, Second Shipmor Associates, Third Shipmor Associates and Fourth Shipmor Associates (the "Partnerships"). The entities are Delaware partnerships in which subsidiaries of Overseas Shipholding Group, Inc. ("Overseas") own an 80% interest. In July 1994, in connection with the sale of Moran Towing Corporation ("Moran") to a third party, the 20% interest previously held by subsidiaries of Moran was transferred to newly formed corporations ("Newco"). Moran's guarantee obligations (see Note B1) continue and have been cash collateralized by the shareholders of Newco. The partners share in the profit and losses of each partnership in the same proportion as their equity interests.

2. As required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", only interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are considered cash equivalents.

3. Revenues from time charters (which represent all of the revenues from voyages) are reported ratably based on the rates provided in the charters.

4. Each partnership has a bareboat charter-in on a U.S. flag vessel that is accounted for as a capital lease. Amortization of capital leases and related improvements is computed by the straight-line method over 25 years, representing the terms of the leases.

5. Drydocking expenses are charged to operations by the Partnerships in the year incurred as are other maintenance and repairs. The estimated annual expense for drydockings scheduled to occur during the year is allocated ratable to quarterly periods during the year. Vessel and voyage expenses include expenses for drydockings and other maintenance and repairs of $1,962,695 (1993) and $9,758,219 (1992). Vessel and voyage expenses for the six months ended June 30, 1994 include expenses for drydockings and other maintenance and repairs of $4,879,772, including $4,073,953 for the prorata portion of drydockings which occurred during that period and those scheduled to occur during the remainder of the year ended December 31, 1994.

    A vessel scheduled as of June 30, 1994 to drydock in the second half of 1994, at a budgeted cost of approximately $2,750,000, did not drydock during 1994. In addition, the budgeted cost of drydockings on certain other vessels exceeded the actual cost by approximately $1,550,000. Accordingly, drydocking expense for the six months ended June 30, 1994 was approximately $2,150,000 greater than it would have been had the full year's actual drydocking expense been known at June 30, 1994. Revisions in estimates are charged or credited to results of operations in the quarterly period in which such information becomes available.

                              SHIPMOR ASSOCIATES

B.  Leases

1. Charters-in

   As of December 31, 1993, the approximate minimum commitments under the noncancelable charters-in were:

  1994.........................................  $ 13,288,000
  1995.........................................    13,288,000
  1996.........................................    13,228,000
  1997.........................................    13,228,000
  1998.........................................    13,228,000
  Beyond 1998..................................    53,482,000
                                                 ------------
  Net minimum lease payments...................   119,922,000
  Less amount representing interest............    37,663,000
                                                 ------------
  Present value of net minimum lease payments..  $ 82,259,000
                                                 ------------


   Overseas and Moran have severally guaranteed, to the extend of their respective partnership interests, the performance of certain of the Partnerships' obligations under their charters-in.

   Amounts in the restricted funds represent collateral for the debt issued by the owners of the vessels. The Partnerships are permitted to withdraw from their respective restricted funds the amounts in excess of 50% of the related debt that is outstanding from time to time. Also, under these agreements, as of December 31, 1993, certain of the partnerships are permitted, under a formula, to make cash distributions from partners' capital not to exceed an aggregate of $1,629,000 (Such partnerships made cash distributions of $1,400,000 in early
1994). During 1992, the agreements requiring the maintenance of restricted funds were amended and, as permitted thereby, $20,280,827, representing Overseas 80% share, was withdrawn from the restricted funds and distributed to Overseas as was $4,164,267 of working capital. During 1993, as permitted by the 1992 amendment, an additional $5,500,000 was distributed to Overseas. Amounts are distributed to Overseas in exchange for promissory notes bearing interest at the London interbank market bid rate. Some or all of the principal amount of the notes, together with accrued interest, becomes payable if certain requirements related to the financial condition of the Partnerships or Overseas are not met. In accordance with the agreements, in December 1992, $3,600,000 was repaid to the Partnerships. The repayment terms of any balance of the notes outstanding when the debt issued by the owners of the vessels has been paid in full will be determined at that time.

2. Charters-out

   Three of the Partnerships' vessels were time chartered to U.S. oil companies and, as of June 30, 1994, one vessel was idle. The charters expire at various dates from August 1994 through March 1995. As of February 21, 1995, two of the Partnerships' vessels were idle. The approximate aggregate future charter revenues to be received subsequent to June 30, 1994 on these noncancelable operating leases are $16,005,000 (July 1, 1994 to December 31, 1994) and $5,762,000 (1995).

   Revenues from a time charter are dependent upon the ability to operate the vessel in accordance with the charter terms. The Partnerships do not receive any revenues from a time charterer when a vessel is off-hire, including time required for periodic maintenance of the vessel. In arriving at future charter revenues, an estimated time off-hire to perform periodic maintenance has been deducted.

                              SHIPMOR ASSOCIATES



C. Partners' Capital

     Partners' capital as of December 31, 1991..  $20,303,613
     Net loss - 1992............................   (7,093,339)
                                                  -----------
     Partners' capital as of December 31, 1992..   13,210,274
     Net Income-1993............................    5,778,343
                                                  -----------
     Partners' capital as of December 31, 1993..  $18,988,617
                                                  ===========

   The allowance for unrealized loss on noncurent marketable equity securities deducted from partners' capital decreased $495,000 (1993) and $1,189,375 (1992).


D. Agency Fees and brokerage Commissions

   Each partnership is a party to an agreement with Maritime Overseas Corporation ("Maritime") which provides, among other matters, for Maritime to render services related to the chartering and operation of the vessel and certain general and administrative services, for which Maritime received specified compensation. Vessel and voyage expenses include $648,145 (for the six month period ended June 30, 1994), $1,909,499 (1993) and $1,680,564 (1992) of
brokerage commissions to Maritime.

   Maritime is owned by a director of Overseas; directors or officers of Overseas constitute all four of the directors and the majority of the principal officers of Maritime.

E. Disclosures About Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and interest-bearing deposits: The carrying amount reported in the balance sheet for interest-bearing deposits approximates its fair value.

   Notes receivable: The carrying amount of the notes receivable from Overseas approximates its fair value.

   Debt: The fair values of the capital lease obligations are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

                              SHIPMOR ASSOCIATES

The estimated fair value of the Partnerships' financial instruments are as follows:

                                                     December 31, 1993
                                                     -----------------
                                                    Carrying      Fair
                                                     Amounts      Value
                                                    --------      -----

 Cash and interest-bearing deposits.............  $11,320,047  $11,320,047
 Interest-bearing deposits in restricted funds..    4,830,355    4,830,355
 Notes receivable...............................   27,568,818   27,568,818
 Debt...........................................   82,259,026   87,877,000



F.  General Comments

1. No provision has been made in the accompanying combined financial statements for Federal income taxes, since such taxes are the responsibilities of the partners.

2. The Partnerships and certain affiliated domestic companies make contributions to union sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Partnerships have been advised by the trustees of such plans that they have no withdrawal liability as of December 31, 1993.

    Certain other seagoing personnel are covered under a defined contribution plan of a subsidiary of Overseas, the cost of which is funded as accrued.