Form 10-Q
period 1997-03-31
MORAN TRANSPORTATION CO
filed 1997-05-14
CIK 928188

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________ to ________

                            Commission file number: 33-82624

                              MORAN TRANSPORTATION COMPANY
                 (Exact name of registrant as specified in its charter)

                      Delaware                             06-1399280
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.

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

                                       Yes X  No
                                    ________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 10, 1997, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                   FORM 10--Q
                                     INDEX

                                                                            PAGE
                                                                            ____

PART 1.      FINANCIAL INFORMATION

Item 1.      Financial Statements of Moran Transportation
                Company and Subsidiaries

             Consolidated Balance Sheets at December 31, 1996 and
                March 31, 1997                                                3


             Consolidated Statements of Income for the three
                months ended March 31, 1996 and March 31, 1997                5


             Consolidated Statements of Cash Flows for the three
                months ended March 31, 1996 and March 31, 1997                6


             Notes to Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

PART II.     OTHER INFORMATION                                               10

                           PART I--FINANCIAL INFORMATION



                            ITEM 1.FINANCIAL STATEMENTS

                            MORAN TRANSPORTATION COMPANY
                                 AND SUBSIDIARIES

                             Consolidated Balance Sheets
                               (Dollars in Thousands)



                                                                                     DEC 31,        MARCH 31,
ASSETS                                                                                1996           1997
------                                                                             ----------     ----------
                                                                                                  (unaudited)
Current Assets
  Cash and cash equivalents.............................................             $  5,827       $  3,653
  Accounts receivable, less allowance for doubtful
  accounts of $323 and $383 at December 31, 1996
  and March 31, 1997, respectively......................................               12,744         14,024
  Inventory.............................................................                4,395          4,434
  Unexpired insurance and other prepaid expenses........................                2,065          2,186
  Shipyard assets held for sale (Note 5)................................                   --          3,120
  Restricted funds held for contingent consideration (Note 1)...........               12,000          1,600
                                                                                   ----------     ----------
    Total Current Assets..................................................             37,031         29,017
Investment in joint venture...........................................                  2,892          2,795
Insurance claims receivable...........................................                  2,346          2,980
Fixed assets, net.....................................................                121,325        120,564
Shipyard assets held for sale (Note 5)................................                  3,036             --
Restricted funds held for contingent consideration (Note 1)...........                  1,600             --
Other Assets..........................................................                  4,487          4,237
                                                                                   ----------     ----------
Total Assets..........................................................               $172,717       $159,593
                                                                                   ----------     ----------
                                                                                   ----------     ----------

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Dollars in Thousands)



                                                                                   DEC 31,    MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1996        1997
----------------------------------------------------------------------           ----------  ----------
                                                                                             (UNAUDITED)
Current Liabilities
  Trade accounts payable..............................................           $    4,486  $    4,591
  Accounts payable to joint venture...................................                1,066         994
  Accrued insurance payable...........................................                  359         639
  Accrued interest payable............................................                4,308       1,958
  Other accrued liabilities...........................................                3,868       4,085
  Backpay liability...................................................                  885         885
  Income taxes payable................................................                  926       1,664
  Liability for contingent consideration (Note 1).....................               12,000       1,600
                                                                                 ----------  ----------
      Total Current Liabilities.......................................               27,898      16,416
Long-term debt........................................................               80,000      80,000
Insurance claims reserves.............................................                5,989       6,171
Deferred income taxes.................................................               34,150      33,626
Postretirement benefits other than pensions...........................                3,995       4,075
Liability for contingent consideration (Note 1).......................                1,600          --
Other liabilities.....................................................                6,060       5,875
                                                                                 ----------  ----------
      Total Liabilities...............................................              159,692     146,163
                                                                                 ----------  ----------
Commitments and contingencies (Note 4)
Mandatorily redeemable capital stock-4,000 shares outstanding.........                1,000       1,000
                                                                                 ----------  ----------
Stockholders' Equity
   Common stock, par value $0.01 per share
         Authorized--100,000 shares
         Issued and outstanding--40,600 shares........................                    1           1

  Capital surplus.....................................................               10,149      10,149
  Retained earnings...................................................                1,875       2,280
                                                                                 ----------  ----------
      Total Stockholders' Equity......................................               12,025      12,430
                                                                                 ----------  ----------
Total Liabilities and Stockholders' Equity............................           $  172,717  $  159,593
                                                                                 ----------  ----------
                                                                                 ----------  ----------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                        For the Three Months Ended March 31,
                   (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                                                                     1996          1997
                                                                                  ---------     ---------
Operating revenue.......................................................            $  20,809     $  24,829
Cost of operations
    Operating expenses..................................................               12,666        15,982
    Depreciation........................................................                1,922         1,954
                                                                                    ---------     ---------
Total cost of operations................................................               14,588        17,936
                                                                                    ---------     ---------
Gross profit............................................................                6,221         6,893
General and administrative expenses.....................................                3,497         3,671
                                                                                    ---------     ---------
Operating income........................................................                2,724         3,222
Interest expense........................................................               (2,564)       (2,512)
Interest income.........................................................               --                31
Equity in loss from joint venture.......................................                  (37)          (97)
Other income............................................................                   15             1
                                                                                    ---------     ---------
Income before provision for income taxes................................                  138           645
Provision for income taxes..............................................                   77           240
                                                                                    ---------     ---------
    Net income..........................................................            $      61     $     405
                                                                                    ---------     ---------
                                                                                    ---------     ---------
Per share of common stock outstanding:
    Net income..........................................................            $    1.34     $    8.84

Weighted average number of shares outstanding (in thousands)............                 45.6          45.8
                                                                                    ---------     ---------
                                                                                    ---------     ---------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31,
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         1996       1997
                                                                                       ---------  ---------
Cash flows from operating activities:

Net income.................................................................            $      61  $     405
Adjustments to reconcile net income to net                                             ---------  ---------
   cash provided by (used for)
   operating activities:
   Depreciation and amortization...........................................                2,707      2,922
   Deferred income taxes...................................................                 (480)      (524)
   Equity in loss from joint venture.......................................                   37         97
   Loss on disposal of fixed asset.........................................                  128         --

Changes in operating assets and liabilities:
   Accounts receivable.....................................................                  564     (1,280)
   Other current assets....................................................                 (469)      (160)
   Accounts payable and accrued expenses...................................               (2,010)    (1,820)
   Income taxes payable....................................................                  773        738
   Insurance claims receivable.............................................                    3       (634)
   Insurance claims reserves...............................................                   67        182
   Other assets and liabilities............................................               (1,228)      (146)
                                                                                       ---------  ---------
Net cash provided by (used for) operating activities.......................                  153       (220)

Cash flows from investing activities:
   Capital expenditures....................................................                 (441)    (1,954)
                                                                                        ---------  ---------
Net cash used for investing activities.....................................                 (441)    (1,954)

Cash flows from financing activities:
   Proceeds from borrowings................................................                2,250         --
   Repayment of debt.......................................................               (2,400)        --
                                                                                       ---------  ---------
Net cash used for financing activities.....................................                 (150)        --
                                                                                       ---------  ---------
Net decrease in cash and
   cash equivalents........................................................                 (438)    (2,174)

Cash and cash equivalents at beginning of period...........................                3,006      5,827
                                                                                       ---------  ---------
Cash and cash equivalents at end of period.................................            $   2,568  $   3,653
                                                                                       ---------  ---------
                                                                                       ---------  ---------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MORAN TRANSPORTATION COMPANY
                               AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, unless otherwise noted)
                                  (UNAUDITED)

NOTE 1--MORAN TRANSPORTATION COMPANY

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor in connection with the partnerships, were assumed. These liabilities were fully reserved and funded by placing in escrow $13.6 million of the purchase price paid by Moran to the stockholders of the Predecessors. In February, 1997, $12.0 million of the escrow amount was released to the former stockholders upon the release of the Company from the partnership guarantees. There was no impact on the Company other than assets and liabilities being reduced. The Company expects the remaining $1.6 million to be released from escrow during the next six months.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996.

NOTE 2--CHANGES IN STOCKHOLDERS' EQUITY

                                                                            COMMON       CAPITAL    RETAINED
                                                                             STOCK       SURPLUS    EARNINGS      TOTAL
                                                                         -------------  ---------  -----------  ---------
Balance at December 31, 1996...........................................    $       1    $  10,149   $   1,875   $  12,025
Net Income.............................................................       --           --             405         405
                                                                         -------------  ---------  -----------  ---------
Balance at March 31, 1997..............................................    $       1    $  10,149   $   2,280   $  12,430
                                                                         -------------  ---------  -----------  ---------
                                                                         -------------  ---------  -----------  ---------



NOTE 3--INCOME TAXES

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

NOTE 4--CONTINGENT LIABILITIES

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

While the current state of law imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. The Company believes that its portion of the hazardous materials disposed at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

NOTE 5--SHIPYARD ASSETS HELD FOR SALE

In 1992, the operations of Jakobson Shipyard, Inc. were discontinued. The owner of the Jakobson Shipyard site has entered into agreements with the State of New York and expects to enter into an agreement with the Town of Oyster Bay for the sale of the property. In connection with consummation of that transaction, Jakobson Shipyard, Inc. will terminate its leasehold interest in the property in return for a payment from the seller of the property. In anticipation of this transaction, the Company has capitalized $2.4 million of environmental remediation costs which, based upon the Company's estimates, are expected to be realized as a result of the termination of Jakobson's leasehold interest. Management believes that this transaction will not have a material adverse effect on the Company's financial position or results from operations.

NOTE 6--FINANCIAL STATEMENTS OF GUARANTORS

All of the Company's subsidiaries ("Guarantors") have guaranteed the Company's $80 million of First Preferred Ship Mortgage Notes. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the Guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31,
1997

OPERATING REVENUES: Operating revenues increased 19.3% during the first quarter of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 18.6%, to $15.1 million, primarily due to increased coastwise towing and revenue from the New York City Department of Transportation contract which began on July 1, 1996. Marine transportation revenues increased by 20.5% to $9.7 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge Portsmouth (placed in service November, 1996) and the barge Massachusetts (acquired in February,
1997).

OPERATING EXPENSES: Operating expenses increased by $3.3 million, or 26.2%, to $16.0 million in the first quarter of 1997. The increase is primarily due to increased costs for labor, outside towing and charterhire due to the increased activity discussed above. In addition, fuel prices increased during the first three months as compared to last year and insurance expense increased because of a favorable adjustment in the first quarter of 1996. The Company also had higher drydocking amortization expense, compared to the first quarter of 1996.

DEPRECIATION: Depreciation expense increased by $0.1 million, to $2.0 million, in the first quarter of 1997. This increase was due to additional depreciation arising from final purchase price adjustments and depreciation on improvements made to assets.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.1 million, or 5.0%, to $3.7 million in the first quarter of 1997. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased by $0.5 million, or 18.3%, to $3.2 million in the first quarter of 1997. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

INTEREST EXPENSE: Interest expense decreased modestly due to the December, 1996 repayment of a term loan entered into in December, 1994.

NET INCOME: Net income increased by $0.3 million, to $0.4 million in the first quarter. The improvement in overall profitability was principally driven by higher operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended March 31, 1997 decreased by $2.2 million. This decrease was attributable to the factors discussed below:

In the three months ending March 31, 1997, net cash used for operating activities was $0.2 million. This amount, together with capital expenditures of $2.0 million, (including the purchase of the barge Massachusetts), resulted in a decrease of cash and cash equivalents of $2.2 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures. The Company is currently reviewing a proposal to renew the Senior Credit Facility, which expires in July, 1997.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        (a) None

        (b) None

        (c) On April 21, 1997, the Company issued options to purchase an aggregate of 350 shares of Common Stock to two executives of the Company. The exercise price of such options is $250. All transactions described in this Item 2(c) were effected in reliance
            upon the exemption from the   registration requirements of the
            Securities Act of 1933, as amended, contained in Section 4(2) thereof on the basis that such transactions did not involve any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 21, 1997, the stockholders of the Company, at their annual meeting unanimously elected the following persons to serve as directors:

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

                                MORAN TRANSPORTATION COMPANY

                                By: /s/ Malcolm W. MacLeod
                                    ------------------------
                                    Name: Malcolm W. MacLeod
                                    Title: President and Chief Executive Officer

Date: 5/14/97                   By: /s/ Jeffrey J. McAulay
                                    -----------------------
                                    Name: Jeffrey J. McAulay
                                    Title: Vice President, Finance
                                    and Administration
                                    (principal financial officer)