Form 10-Q
period 1997-06-30
MORAN TRANSPORTATION CO
filed 1997-08-11
CIK 928188

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1997

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

                                   Not Applicable
                        -------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

                                  ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of August 11, 1997, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

MORAN TRANSPORTATION COMPANY
FORM 10 - Q
INDEX

                                                                            PAGE
                                                                            ----
PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements of Moran Transportation
         Company and Subsidiaries

    Consolidated Balance Sheets at December 31, 1996 and
         June 30, 1997                                                       3

    Consolidated Statements of Income for the six
         months ended June 30, 1996 and June 30, 1997                        5

    Consolidated Statements of Income for the three
         months ended June 30, 1996 and June 30, 1997                        6

    Consolidated Statements of Cash Flows for the six
         months ended June 30, 1996 and June 30, 1997                        7

    Notes to Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

PART II. OTHER INFORMATION                                                   12

                           PART I - FINANCIAL INFORMATION


                            ITEM 1.FINANCIAL STATEMENTS

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

Caption>

                                                                Dec 31,        June 30,
                                                                 1996           1997
                                                                 ----           ----
                                                                             (unaudited)

         ASSETS
Current Assets
    Cash and cash equivalents                                   $  5,827       $  6,558
    Accounts receivable, less allowance for doubtful
         accounts of $323 and $460 at December 31, 1996
         and June 30, 1997, respectively                          12,744         13,362
    Inventory                                                      4,395          4,443
    Unexpired insurance and other prepaid expenses                 2,065          1,766
    Shipyard assets held for sale (Note 5)                             -          3,029
    Restricted funds held for contingent consideration (Note 1)   12,000          1,600
                                                                --------       --------
         Total Current Assets                                     37,031         30,758

Investment in joint venture                                        2,892          2,624
Insurance claims receivable                                        2,346          3,442
Fixed assets, net                                                121,325        118,900
Shipyard assets held for sale (Note 5)                             3,036              -
Restricted funds held for contingent consideration (Note 1)        1,600              -
Other assets                                                       4,487          4,008
                                                                --------       --------
         Total Assets                                           $172,717       $159,732
                                                                --------       --------
                                                                --------       --------


             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                      Dec 31,        June 30,
                                                       1996           1997
                                                       ----           ----
                                                                  (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                          $  4,486       $  3,201
    Accounts payable to joint venture                  1,066            351
    Accrued insurance payable                            359            803
    Accrued interest payable                           4,308          4,308
    Other accrued liabilities                          3,868          4,503
    Backpay liability                                    885            885
    Income taxes payable                                 926            974
    Liability for contingent consideration (Note 1)   12,000          1,600
                                                    --------       --------
         Total Current Liabilities                    27,898         16,625

Long-term debt                                        80,000         80,000
Insurance claims reserves                              5,989          6,424
Deferred income taxes                                 34,150         33,063
Postretirement benefits other than pensions            3,995          4,154
Liability for contingent consideration (Note 1)        1,600              -
Other liabilities                                      6,060          5,486
                                                    --------       --------
         Total Liabilities                           159,692        145,752
                                                    --------       --------
Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock-
    4,000 shares outstanding                           1,000          1,000
                                                    --------       --------
Stockholders' Equity
    Common stock, par value $0.01 per share
         Authorized - 100,000 shares
         Issued and outstanding - 40,600 shares            1              1

    Capital surplus                                   10,149         10,149
    Retained earnings                                  1,875          2,830
                                                    --------       --------
         Total Stockholders' Equity                   12,025         12,980
                                                    --------       --------

Total Liabilities and Stockholders' Equity          $172,717       $159,732
                                                    --------       --------
                                                    --------       --------

             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                         1996                1997
Operating revenue                      $  42,105           $  50,048
Cost of operations
    Operating expenses                    25,039              32,108
    Depreciation                           3,846               3,923
                                       ---------           ---------
Total cost of operations                  28,885              36,031
                                       ---------           ---------
Gross profit                              13,220              14,017
General and administrative expenses        7,066               7,335
                                       ---------           ---------
Operating income                           6,154               6,682
Interest expense                          (5,159)             (5,020)
Interest income                               59                  96
Equity in income/(loss)
    from joint venture                        17                (268)
Other income                                 205                   1
                                       ---------           ---------
 Income before provision for
    income taxes                           1,276               1,491

Provision for income taxes                   501                 536
                                       ---------           ---------
    Net income                            $  775              $  955
                                       ---------           ---------
                                       ---------           ---------
Per share of common stock outstanding:
    Net income                           $  17.0              $20.85

Weighted average number of shares
    outstanding (in thousands)              45.6                45.8
                                       ---------           ---------
                                       ---------           ---------

             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                          1996                1997
                                          ----                ----
Operating revenue                      $  21,296           $  25,219
Cost of operations
    Operating expenses                    12,373              16,126
    Depreciation                           1,924               1,969
                                       ---------           ---------
Total cost of operations                  14,297              18,095
                                       ---------           ---------
Gross profit                               6,999               7,124
General and administrative expenses        3,569               3,664
                                       ---------           ---------
Operating income                           3,430               3,460
Interest expense                          (2,594)             (2,508)
Interest income                               59                  65
Equity in income/(loss)
    from joint venture                        54                (171)
Other income                                 189                   -
                                       ---------           ---------
 Income before provision for
    income taxes                           1,138                 846

Provision for income taxes                   424                 296
                                       ---------           ---------
    Net income                            $  714              $  550
                                       ---------           ---------
                                       ---------           ---------
Per share of common stock outstanding:
    Net income                          $  15.66              $12.01

Weighted average number of shares
    outstanding (in thousands)              45.6                45.8
                                       ---------           ---------
                                       ---------           ---------

             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                  1996           1997
                                                  ----           ----
Cash flows from operating activities:
    Net income                                   $  775         $  955
                                               --------       --------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 5,565          5,894
    Deferred income taxes                          (788)        (1,087)
    Equity in (income)/loss from joint venture      (17)           268
    Loss on disposal of fixed asset                 128              -

Changes in operating assets and liabilities:
    Accounts receivable                             257           (618)
    Other current assets                            122            251
    Accounts payable and accrued expenses         1,590           (921)
    Income taxes payable                            737             48
    Insurance claims receivable                    (896)        (1,096)
    Insurance claims reserves                       502            435
    Other assets and liabilities                 (1,690)          (345)
                                               --------       --------
Net cash provided by operating activities         6,285          3,784

Cash flows from investing activities:
    Capital expenditures                         (2,824)        (3,053)
                                               --------       --------
Net cash used for investing activities           (2,824)        (3,053)

Cash flows from financing activities:
    Proceeds from borrowings                      2,250              -
    Repayment of debt                            (2,554)             -
    Debt issuance costs                             (42)             -
                                               --------       --------
Net cash used for financing activities             (346)             -
                                               --------       --------
Net increase in cash and cash equivalents         3,115            731

Cash and cash equivalents at
    beginning of period                           3,006          5,827
                                               --------       --------
Cash and cash equivalents at
    end of period                              $  6,121       $  6,558
                                               --------       --------
                                               --------       --------

             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)
                                    (UNAUDITED)



NOTE 1 - MORAN TRANSPORTATION COMPANY

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor in connection with the partnerships, were assumed. These liabilities were fully reserved and funded by placing in escrow $13.6 million of the purchase price paid by Moran to the stockholders of the Predecessors. In February, 1997, $12.0 million of the escrow amount was released to the former stockholders upon the release of the Company from the partnership guarantees. There was no impact on the Company other than assets and liabilities being reduced. The Company expects the remaining $1.6 million to be released from escrow during the next three months.

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

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY

                                  Common    Capital      Retained
                                  Stock     Surplus      Earnings     Total
                                  -----     -------      --------     -----

Balance at December 31, 1996      $   1     $  10,149    $  1,875    $12,025

Net Income                            -             -         955        955
                                  -----     ---------    --------    -------
Balance at June 30, 1997          $   1     $  10,149    $  2,830    $12,980
                                  -----     ---------    --------    -------
                                  -----     ---------    --------    -------

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


NOTE 5 - SHIPYARD ASSETS HELD FOR SALE


In 1992, the operations of Jakobson Shipyard, Inc. were discontinued. The owner of the Jakobson Shipyard site has entered into agreements with the State of New York and with the Town of Oyster Bay for the sale of the property. In connection with consummation of those transactions, Jakobson Shipyard, Inc. will terminate its leasehold interest in the property in return for a payment from the seller of the property. In anticipation of this transaction, the Company has capitalized $2.4 million of environmental remediation costs which, based upon the Company's estimates, are expected to be realized as a result of the termination of Jakobson's leasehold interest. Management believes that this transaction will not have a material adverse effect on the Company's financial position or results from operations.


NOTE 6 - FINANCIAL STATEMENTS OF GUARANTORS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


Six months ended June 30, 1996 compared to six months ended June 30, 1997

OPERATING REVENUES: Operating revenues increased 18.9% during the first six months of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 16.1%, to $29.3 million, primarily due to increased coastwise towing and revenue from the New York City Department of Sanitation
contract which began on July 1, 1996.   Marine transportation revenues increased
by 22.9% to $20.7 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge PORTSMOUTH (placed in service November, 1996) and the barge MASSACHUSETTS (acquired in February, 1997).

OPERATING EXPENSES: Operating expenses increased by $7.1 million, or 28.2%, to $32.1 million in the first six months of 1997. The increase is primarily due to increased costs for labor, fuel and outside towing due to the increased activity discussed above. In addition, operating expenses include lease payments for the barge Portsmouth, which was placed in service in November 1996. The Company also had higher drydocking amortization expense, compared to the first half of 1996.

DEPRECIATION: Depreciation expense increased by $0.1 million, to $3.9 million, in the first six months of 1997. This increase was due to additional depreciation arising from improvements made to assets.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.3 million, or 3.8%, to $7.3 million in the first six months of 1997. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased by $0.5 million, or 8.6%, to $6.7 million in the first six months of 1997. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

INTEREST EXPENSE: Interest expense decreased modestly due to the December, 1996 repayment of a term loan entered into in December, 1994.

EQUITY IN INCOME/(LOSS) IN JOINT VENTURE - Equity income/(loss) from the Company's joint venture decreased from income of $17,000 in the first half of 1996 to a loss of $268,000 in the first half of 1997. This decrease was due to lower rates as well as a drydocking of the vessel, which began in the second quarter of 1997.

NET INCOME: Net income increased by $0.2 million, to $1.0 million in the first six months. The improvement in overall profitability was principally driven by higher operating profit.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

OPERATING REVENUES: Operating revenues increased 18.4% during the second quarter of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 11.1%, to $13.9 million, primarily due to revenue from the New York City Department of Sanitation contract which began on July 1, 1996. Marine transportation revenues increased by 16.2% to $24.7 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge PORTSMOUTH (placed in service November, 1996) and the barge MASSACHUSETTS (acquired in February, 1997).

OPERATING EXPENSES: Operating expenses increased by $3.8 million, or 30.3%, to $16.1 million in the second quarter of 1997. The increase is primarily due to increased costs for labor, fuel and outside towing due to the increased activity discussed above. In addition, operating expenses contain the lease payments for the barge Portsmouth, which was placed in service in November 1996.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.1 million, or 2.7%, to $3.7 million in the second quarter of 1997. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased slightly ($30,000), due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

INTEREST EXPENSE: Interest expense decreased modestly due to the December, 1996 repayment of a term loan entered into in December, 1994.

EQUITY IN INCOME/(LOSS) IN JOINT VENTURE - Equity income/(loss) from the Company's joint venture decreased from income of $54,000 in the second quarter of 1996 to a loss of $171,000 in the second quarter of 1997. This decrease was due to lower rates as well as a drydocking of the vessel, which began in the second quarter of 1997.

NET INCOME: Net income decreased by $0.2 million, to $0.6 million in the second quarter as the result of lower equity in income /(loss) in joint venture, partially offset by slightly higher operating income and lower interest expense.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended June 30, 1997 increased by $0.7 million. This increase was attributable to the factors discussed below:

In the six months ending June 30, 1997, net cash provided by operating activities was $3.8 million. This was used to fund capital expenditures of $3.1 million, (including the purchase of the barge MASSACHUSETTS), resulting in a net increase of cash and cash equivalents of $0.7 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures. The Company renewed its Senior Credit Facility during the second quarter. It now expires in July, 2000. In connection with this renewal, the parties agreed to certain interest rate reductions and the addition of a new net worth covenant, among other changes.

PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              None

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Second Amendment to the Revolving Credit Agreement , dated as of July 11, 1994, among the Company, the Restricted Subsidiaries named therein and BankBoston, N.A. (formerly known as The First National Bank of Boston), individually and as agent.

         27   Financial data schedule

(b)  Reports on Form 8-K.

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MORAN TRANSPORTATION COMPANY




                                  By:/s/ Malcolm W. MacLeod
                                     -------------------------------------
                                      Name: Malcolm W. MacLeod
                                      Title: President and Chief Executive
                                      Officer




Date:   8/11/97                   By:/s/ Jeffrey J. McAulay
                                     -------------------------------------
                                      Name: Jeffrey J. McAulay
                                      Title: Vice President, Finance
                                      and Administration
                                      (principal financial officer)

                                    Exhibit Index


Exhibit No.               Description of the Document
-----------   -------------------------------------------------------------

  10.1 Second Amendment to the Revolving Credit Agreement , dated as of July 11, 1994, among the Company, the Restricted Subsidiaries named therein and BankBoston, N.A. (formerly known as the First National Bank of Boston), individually and as agent. (1)

  27          Financial Data Schedule (1)


-----------------------------------
(1) Submitted separately, electronically