Form 10-Q/A
period 1997-06-30
MORAN TRANSPORTATION CO
filed 1997-08-12
CIK 928188

                                FORM 10-Q/A-1
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

                                         OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from__________ to __________

                           Commission file number: 33-82624
                             MORAN TRANSPORTATION COMPANY
                (Exact name of registrant as specified in its charter)

                       Delaware                                04-1299280
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

                                   Not Applicable
                             ____________________________
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X  No
                                  ________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable data.

     As of August 11, 1997, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

     This amendment to the Quarterly Report on Form 10-Q of Moran
Transportation Company for the fiscal quarter ended June 30, 1997 (the "Original Form 10-Q) amends and modifies the Original Form 10-Q as follows:

     Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, is amended by the amendment of the first paragraph under the caption "Three months ended June 30, 1996 compared to three months ended June 30, 1997" in the section entitled "RESULTS OF OPERATIONS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to six months ended June 30, 1997

Operating Revenues: Operating revenues increased 18.9% during the first six months of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 16.1% to $29.3 million, primarily due to increased coastwise towing and revenues from the New York City Department of Sanitation contract which began on July 1, 1996. Marine transportation revenues increased by 22.9% to $20.7 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge Portsmouth (placed in service November, 1996) and the barge Massachusetts (acquired in February, 1997).

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

Operating Income: Operating income increased by $0.5 million, or 5.6% to $6.7 million in the first six months of 1997. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

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

Three months ended June 30, 1996 compared to three months ended June 30, 1997

Operating Revenues: Operating revenues increased 18.4% during the second quarter of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 11.1%, to $13.9 million, primarily due to revenue from the New York City Department of Sanitation contract which began on July 1, 1996. Marine transportation revenues increased by 28.9% to $11.3 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge Portsmouth (placed in service November, 1996) and the barge Massachusetts (acquired in February, 1997).

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

Equity in income/(loss) in joint ventures - Equity income/(loss) from the Company's joint venture decreased from income of $54,000 in the second quarter of 1996 to a loss of $171,000 in the second quarter of 1997. This decrease was due to lower rates as well as a drydocking of the vessel, which began in the second quarter of 1997.

Net Income: Net income decreased by $0.2 million in the second quarter as the result of lower equity in income/(loss) in joint venture, partially offset by slightly higher operating income and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

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

                                       MORAN TRANSPORTATION COMPANY

Date: 8/11/97                          By: /s/ Jeffrey J. McAuley
      -------                              ----------------------
                                            Name: Jeffrey J. McAuley
                                            Title: Vice President, Finance
                                            and Administration
                                            (principal financial officer)