Form 10-Q
period 1997-09-30
MORAN TRANSPORTATION CO
filed 1997-11-12
CIK 928188

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

    (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to
                                              -----    -----
                        Commission file number: 33-82624
                          MORAN TRANSPORTATION COMPANY
             (Exact name of registrant as specified in its charter)

                      Delaware                                06-1399280
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

                                 Not Applicable
                       --------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                    ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of November 11, 1997, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                   FORM 10--Q
                                     INDEX


                                                                            PAGE
                                                                            ----
PART 1.     FINANCIAL INFORMATION
Item 1.     Financial Statements of Moran Transportation
               Company and Subsidiaries

            Consolidated Balance Sheets at December 31, 1996 and
               September 30, 1997                                             3

            Consolidated Statements of Income for the nine
               months ended September 30, 1996 and September 30, 1997         5

            Consolidated Statements of Income for the three
               months ended September 30, 1996 and September 30, 1997         6

            Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1996 and September 30, 1997         7

            Notes to Consolidated Financial Statements                        8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

PART II.    OTHER INFORMATION                                                13

                         PART I--FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                                                            DEC. 31,    SEPT. 30,
    ASSETS                                                                                   1996         1997
    ------                                                                                   ----         ----
                                                                                                       (UNAUDITED)

Current Assets
    Cash and cash equivalents............................................................  $    5,827   $  11,456
    Accounts receivable, less allowance for doubtful
      accounts of $323 and $541 at
      December 31, 1996 and September 30, 1997, respectively.............................      12,744      12,902
    Inventory............................................................................       4,395       4,378
    Unexpired insurance and other prepaid expenses.......................................       2,065       2,095
    Restricted funds held for contingent consideration (Note 1)..........................      12,000      --
                                                                                           ----------  -----------
        Total Current Assets.............................................................      37,031      30,831

Investment in joint venture..............................................................       2,892       3,078
Insurance claims receivable..............................................................       2,346       2,539
Fixed assets, net........................................................................     121,325     114,524
Shipyard assets held for sale (Note 5)...................................................       3,036      --
Restricted funds held for contingent consideration (Note 1)..............................       1,600      --
Other assets.............................................................................       4,487       3,860
                                                                                           ----------  -----------
        Total Assets.....................................................................  $  172,717   $ 154,832
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Dollars in Thousands)


                                                                                            DEC. 31,      SEPT. 30,
                                                                                              1996          1997
                                                                                              ----          ----
                                                                                                         (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable...............................................................  $    4,486   $   3,637
    Accounts payable to joint venture....................................................       1,066         203
    Accrued insurance payable............................................................         359         402
    Accrued interest payable.............................................................       4,308       1,958
    Other accrued liabilities............................................................       3,868       3,247
    Backpay liability....................................................................         885         885
    Income taxes payable.................................................................         926       1,342
    Liability for contingent consideration (Note 1)......................................      12,000      --
                                                                                           ----------  -----------
        Total Current Liabilities........................................................      27,898      11,674

Long-term debt...........................................................................      80,000      80,000
Insurance claims reserves................................................................       5,989       6,695
Deferred income taxes....................................................................      34,150      31,767
Postretirement benefits other than pensions..............................................       3,995       4,234
Liability for contingent consideration (Note 1)..........................................       1,600      --
Other liabilities........................................................................       6,060       5,201
                                                                                           ----------  -----------
        Total Liabilities................................................................     159,692     139,571
                                                                                           ----------  -----------
Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock-4,000 shares outstanding............................       1,000       1,000
                                                                                           ----------  -----------

Stockholders' Equity
    Common stock, par value $0.01 per share
        Authorized--100,000 shares
        Issued and outstanding--40,600 shares............................................           1           1

    Capital surplus......................................................................      10,149      10,149
    Retained earnings....................................................................       1,875       4,111
                                                                                           ----------  -----------
        Total Stockholders' Equity.......................................................      12,025      14,261
                                                                                           ----------  -----------
Total Liabilities and Stockholders' Equity...............................................  $  172,717   $ 154,832
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                    See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES


                        Consolidated Statements of Income
                     For the Nine Months Ended September 30,
                  (Dollars in Thousands, except per share amounts)
                                  (Unaudited)

                                                                                                1996       1997
                                                                                                ----       ----

Operating revenue...........................................................................  $  65,756  $  75,948
Cost of operations
    Operating expenses......................................................................     40,016     48,280
    Depreciation............................................................................      5,774      5,831
                                                                                              ---------  ---------
Total cost of operations....................................................................     45,790     54,111
                                                                                              ---------  ---------
Gross profit................................................................................     19,966     21,837
General and administrative expenses.........................................................     10,790     10,883
                                                                                              ---------  ---------
Operating income............................................................................      9,176     10,954
Interest expense............................................................................     (7,736)    (7,512)
Interest income.............................................................................         88        204
Equity in income/(loss) from joint venture..................................................        122       (564)
Other income/(expense), net.................................................................        191        (36)
                                                                                              ---------  ---------
Income before provision for income taxes....................................................      1,841      3,046
Provision for income taxes..................................................................        732        810
                                                                                              ---------  ---------
    Net income..............................................................................  $   1,109  $   2,236
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Per share of common stock outstanding:
    Net income..............................................................................  $   24.27  $   48.61
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average number of shares outstanding (in thousands)................................       45.7       46.0
                                                                                              ---------  ---------
                                                                                              ---------  ---------


                 See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                         Consolidated Statements of Income
                      For the Three Months Ended September 30,
                    (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                                                                                1996       1997
                                                                                                ----       ----

Operating revenue...........................................................................  $  23,651  $  25,900
Cost of operations
    Operating expenses......................................................................     14,977     16,172
    Depreciation............................................................................      1,928      1,908
                                                                                              ---------  ---------
Total cost of operations....................................................................     16,905     18,080
                                                                                              ---------  ---------
Gross profit................................................................................      6,746      7,820
General and administrative expenses.........................................................      3,724      3,548
                                                                                              ---------  ---------
Operating income............................................................................      3,022      4,272
Interest expense............................................................................     (2,577)    (2,492)
Interest income.............................................................................         29        108
Equity in income/(loss) from joint venture..................................................        105       (296)
Other income/(expense), net.................................................................        (14)       (37)
                                                                                              ---------  ---------
Income before provision for income taxes....................................................        565      1,555
Provision for income taxes..................................................................        231        274
                                                                                              ---------  ---------
    Net income..............................................................................  $     334  $   1,281
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Per share of common stock outstanding:
    Net income..............................................................................  $    7.31  $   27.85
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average number of shares outstanding (in thousands)................................       45.7       46.0
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                  See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30,
                              (Dollars in Thousands)
                                   (Unaudited)

                                                                                                 1996       1997
                                                                                                 ----       ----

Cash flows from operating activities:
    Net income...............................................................................  $   1,109  $   2,236
                                                                                               ---------  ---------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................      8,289      8,726
    Deferred income taxes....................................................................     (1,408)    (2,383)
    Equity in (income)/loss from joint venture...............................................       (122)       564
    Loss on disposal of floating equipment...................................................        128         90

    Changes in operating assets and liabilities:
        Accounts receivable..................................................................       (743)      (158)
        Other current assets.................................................................       (235)       (13)
        Accounts payable and accrued expenses................................................       (360)    (4,640)
        Income taxes payable.................................................................       (298)       416
        Insurance claims receivable..........................................................         45         64
        Insurance claims reserves............................................................        208        706
        Other assets and liabilities.........................................................     (1,894)      (418)
                                                                                               ---------  ---------
Net cash provided by operating activities....................................................      4,719      5,190

Cash flows from investing activities:
    Capital expenditures.....................................................................     (5,987)    (4,461)
    Capital contribution to joint venture....................................................     --           (750)
    Net proceeds from constructive total loss................................................     --          2,800
    Proceeds from sale of leasehold interest.................................................     --          2,850
                                                                                               ---------  ---------
Net cash (used for)/provided by investing activities.........................................     (5,987)       439

Cash flows from financing activities:
    Proceeds from borrowings.................................................................      3,524     --
    Repayment of debt........................................................................     (2,698)    --
    Debt issuance costs......................................................................       (120)    --
                                                                                               ---------  ---------
Net cash provided by financing activities....................................................        706     --
                                                                                               ---------  ---------
Net (decrease)/increase in cash and cash equivalents.........................................       (562)     5,629
Cash and cash equivalents at beginning of period.............................................      3,006      5,827
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   2,444  $  11,456
                                                                                               ---------  ---------
                                                                                               ---------  ---------

       See accompanying notes to consolidated financial statements

                      MORGAN TRANSPORTATION COMPANY
                            AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, unless otherwise noted)

NOTE 1--MORAN TRANSPORTATION COMPANY

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company whose subsidiaries provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor in connection with the partnerships, were assumed. These liabilities were fully reserved and funded by placing in escrow $13.6 million of the purchase price paid by Moran to the stockholders of the Predecessor. In February, 1997, $12.0 million of the escrow amount was released to the former stockholders upon the release of the Company from the partnership guarantees. There was no impact on the Company other than assets and liabilities being reduced. The Company released the remaining $1.6 million from escrow during the third quarter when a subsidiary of the Company terminated its leasehold interest in Jakobson Shipyard.

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

NOTE 2--CHANGES IN STOCKHOLDERS' EQUITY

                                                                            COMMON       CAPITAL    RETAINED
                                                                             STOCK       SURPLUS    EARNINGS      TOTAL
                                                                         -------------  ---------  -----------  ---------

Balance at December 31, 1996...........................................    $       1    $  10,149   $   1,875   $  12,025

Net Income.............................................................           --           --       2,236       2,236
                                                                                        ---------  -----------  ---------
Balance at September 30, 1997..........................................    $       1    $  10,149   $   4,111   $  14,261
                                                                                  --    ---------  -----------  ---------
                                                                                  --    ---------  -----------  ---------

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

NOTE 4--CONTINGENT LIABILITIES

In February 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "Town"), New York, against Jakobson Shipyard, Inc. ("Jakobson"), a subsidiary of the Company, and several other potentially responsible parties ("PRP"). The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a Federal Superfund site in Syosset, New York, which served as a Town owned and operated landfill between 1933 and 1975. In a Record of Decision, issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $25,000 and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site.

While the current state of law imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. The Company believes that Jakobson's portion of the hazardous materials disposed at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate Jakobson's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

NOTE 5--SHIPYARD ASSETS HELD FOR SALE

In the third quarter of 1997, the owner of the Jakobson Shipyard site sold its property to the State of New York and the Town of Oyster Bay. At the same time, Jakobson Shipyard, Inc., a subsidiary of the Company, terminated its leasehold interest in the property and received $2.9 million. The loss related to the lease termination was not material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Nine months ended September 30, 1996 compared to nine months ended September 30, 1997

Operating Revenues: Operating revenues increased by $10.2 million, or 15.5%, to $75.9 million during the first nine months of 1997 as compared to the comparable period in 1996. Tug services revenues increased by 8.5%, to $43.6 million, primarily due to revenue from the New York City Department of Sanitation contract, which began on July 1, 1996. Marine transportation revenues increased by 26.3%, to $32.3 million, reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge Portsmouth (placed in service November, 1996) and the barge Massachusetts (acquired in February, 1997).

Operating Expenses: Operating expenses increased by $8.3 million, or 20.7%, to $48.3 million in the first nine months of 1997. The increase is primarily due to increased costs for labor, fuel and outside towing resulting from the increased activity discussed above. In addition, operating expenses include lease payments for the barge Portsmouth, which was placed in service in November 1996 and the tug April, which was leased in conjunction with the purchase of the barge Massachusetts. The Company expects to purchase this tug in the fourth quarter. The Company also had higher dry-docking amortization expense, compared to the first nine months of 1996.

General and Administrative Expenses: General and administrative expenses increased by $0.1 million, or 0.9%, to $10.9 million in the first nine months of 1997. During the third quarter, the Company had a favorable medical insurance adjustment resulting from favorable claims experience and a continued shift to managed care. This favorable adjustment was partially offset by certain closing adjustments related to the termination of the leasehold interest in the Jakobson Shipyard site. A variety of small cost increases accounted for the rest of the variance.

Operating Income: Operating income increased by $1.8 million, or 19.4%, to $11.0 million in the first nine months of 1997. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

Interest Expense: Interest expense decreased modestly due to the December, 1996 repayment of a term loan entered into in December, 1994.

Equity in income/(loss) from joint venture: Equity in income/(loss) from the Company's joint venture decreased from income of $122,000 in the first nine months of 1996 to a loss of $564,000 in the first nine months of 1997. This decrease is due to lower rates as well as a dry-docking of the vessel, which began in the second quarter of 1997 and was completed mid-way through the third quarter. In addition, market conditions in the clean petroleum products market have idled the barge New York for much of the rest of the third quarter and management believes this could continue through the fourth quarter.

Taxes: Taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease (see note 5 to the financial statements). This tax asset had been valued at zero due to the uncertainty associated with the utilization of the deferred tax asset. The Company determined in the third quarter that is was more likely than not that the asset could be utilized.

Net Income: Net income increased by $1.1 million, to $2.2 million in the first nine months of 1997. The improvement in overall profitability was principally driven by higher operating income and lower taxes, partially offset by the decrease in equity in income/(loss) from joint venture.

Three months ended September 30, 1996 compared to three months ended September 30, 1997

Operating Revenues: Operating revenues increased by $2.2 million, or 9.5%, to $25.9 million, during the third quarter of 1997 as compared to the third quarter of 1996. Tug services revenues decreased by 4.4%, to $14.2 million, primarily due to lower shipdocking and coastwise towing revenues. Marine transportation revenues increased by 33.0% to $11.7 million reflecting a general improvement in the barge markets served by the Company, as well as the revenues generated by two new barges operated by the Company, the barge Portsmouth (placed in service November, 1996) and the barge Massachusetts (acquired in February, 1997).

Operating Expenses: Operating expenses increased by $1.2 million, or 8.0%, to $16.2 million in the third quarter of 1997. The increase is primarily due to increased costs for labor and fuel due to the increased activity discussed above. In addition, operating expenses include the lease payments for the barge Portsmouth, which was placed in service in November 1996 and the tug April, which was leased in conjunction with the purchase of the barge Massachusetts. The Company expects to purchase this tug in the fourth quarter.

General and Administrative Expenses: General and administrative expenses decreased by $0.2 million, or 4.7%, to $3.5 million in the third quarter of 1997. During the third quarter, the Company had a favorable medical insurance adjustment resulting from favorable claims experience and a continued shift to managed care. This favorable adjustment was partially offset by certain closing adjustments related to the termination of the leasehold interest in the Jakobson Shipyard site.

Operating Income: Operating income increased by $1.3 million, or 41.4%, to $4.3 million due to the increased revenues described above, partially offset by higher operating costs.

Interest Expense: Interest expense decreased modestly due to the December, 1996 repayment of a term loan entered into in December, 1994.

Equity in income/(loss) from joint venture: Equity in income/(loss) from the Company's joint venture decreased from income of $105,000 in the third quarter of 1996 to a loss of $296,000 in the third quarter of 1997. This decrease was due to lower rates as well as a dry-docking of the vessel, which began in the second quarter of 1997, and was completed mid-way through the third quarter. In addition, market conditions in the clean petroleum products market have idled the barge New York for much of the rest of the third quarter and management believes this could continue through the fourth quarter.

Taxes: Taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease (see note 5 to the financial statements). This tax asset had been valued at zero zero due to the uncertainty associated with the utilization of the deferred tax asset. The Company determined in the third quarter that is was more likely than not that the asset could be utilized.

Net Income: Net income increased by $0.9 million, to $1.3 million in the third quarter as the result of higher operating income and lower taxes, partially offset by lower equity in income/(loss) from joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the nine months ended September 30, 1997 increased by $5.6 million. This increase was attributable to the factors discussed below:

During the nine months ending September 30, 1997, net cash provided by operations of $5.2 million, together with net proceeds from a constructive total loss of $2.8 million and net proceeds from the sale of a leasehold interest of $2.9 million were used to fund capital expenditures of $4.5 million (including the purchase of the barge Massachusetts) and to fund a capital contribution to joint venture of $0.8 million, primarily to fund a dry-docking for the barge New York.

A subsidiary of the Company has entered into a long-term contract to provide tug and barge services. Under the terms of the contract, the subsidiary will build a number of tug and barge units over the next twelve months. The total capital associated with this project is expected to be $8 to $10 million. The Company is exploring various financing alternatives.

The Company believes that cash flow from current levels of operations, the proceeds from the new financing to build the tug and barge units described above and, to a lesser extent, availability under the Senior Credit Facility will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures. The Company renewed its Senior Credit Facility during the second quarter of 1997. It now expires in July, 2000. In connection with this renewal, the parties agreed to certain interest rate reductions and the addition of a new net worth covenant, among other changes.

                           PART II--OTHER INFORMATION


Item 1  Legal Proceedings
           None
Item 2  Changes in Securities
           None

Item 3  Defaults upon Senior Securities
           None

Item 4  Submission of Matters to a Vote of Security Holders
           None

Item 5  Other Information
           None

Item 6  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27      Financial data schedule

         (b) Reports on Form 8-K.

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MORAN TRANSPORTATION COMPANY

                              BY: /s/Malcolm W. MacLeod
                                  -----------------------------------------
                                  Name: Malcolm W. MacLeod
                                  Title: President and Chief Executive Officer

Date: 11/11/97                BY: /s/ Jeffrey J. McAulay
                                  -----------------------------------------
                                  Name: Jeffrey J. McAulay
                                  Title: Vice President, Finance
                                  and Administration
                                  (principal financial officer)

                               EXHIBIT INDEX


Exhibit No.               Description of the Document
-----------         -----------------------------------------------------------

   27               Financial Data Schedule (1)




----------------------------------------
(1) Submitted separately, electronically