Form 10-K
period 1997-12-31
MORAN TRANSPORTATION CO
filed 1998-03-30
CIK 928188

===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549

                                -------------

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (FEE REQUIRED)

                          For the Fiscal Year Ended
                              December 31, 1997

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (NO FEE REQUIRED)

         For the transition period from ______________ to ______________

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

                               Yes [X]   No [ ]

      Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 27, 1998, all of the registrant's 44,600 issued and outstanding shares of Common Stock, par value $.01 per share, were held by directors, officers and affiliates of the registrant.

===============================================================================

                          MORAN TRANSPORTATION COMPANY
                          Index to Report on Form 10-K
                      For the Year Ended December 31, 1997



Item                                                                        Page

PART I......................................................................  1
         1.    Business.....................................................  1
         2.    Properties...................................................  7
         3.    Legal Proceedings............................................ 10
         4.    Submission of Matters to a Vote of Security Holders.......... 11

PART II..................................................................... 11
         5.    Market For Registrant's Common Equity and Related
               Stockholder Matters.......................................... 11
         6.    Selected Consolidated Financial Data......................... 12
         7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 13
         8.    Financial Statements ........................................ 19
         9.    Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure.......................... 19

PART III.................................................................... 20
         10.   Executive Officers and Directors of the Registrant........... 20
         11.   Executive Compensation....................................... 22
         12.   Security Ownership of Certain Beneficial Owners
               and Management............................................... 26
         13.   Certain Relationships and Related Transactions............... 27

PART IV..................................................................... 28
         14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................. 28

                                     PART I

PART I

Item 1. Business

General

Moran Transportation Company was incorporated on June 2, 1994. Moran Transportation Company was formed by Lakes Shipping Company, Inc. ("Lakes Shipping") and its principals, Paul R. Tregurtha and James R. Barker (who serve as Chairman and Vice Chairman, respectively), together with members of Mr. Barker's immediate family, certain officers of Lakes Shipping (collectively, the "Lakes Group"), and certain members of senior management of Moran Towing Corporation (the "Predecessor"). Moran Transportation Company acquired the Predecessor on July 11, 1994 (the "Acquisition"). Except as otherwise indicated, or where the context otherwise requires, the "Company" shall refer to Moran Transportation Company, the Predecessor and/or each of its subsidiaries.

The Company is a leading provider of tug and marine transportation services on the East and Gulf Coasts and in the U.S. coastwise trade (the "Jones Act" trade). Operating a fleet of 53 tugs and 15 barges, the Company serves a diverse customer base out of the ports of Portsmouth, New Hampshire; New York, New York; Philadelphia, Pennsylvania; Baltimore, Maryland; Norfolk, Virginia; Jacksonville, Florida; Miami, Florida; and Beaumont/Port Arthur, Texas. The Company has relationships that span 30 or more years with many of its major customers in the tug services and marine transportation businesses.

     Tug Services. The Company is a widely recognized leader in the tug services industry and believes it has the greatest number of tugboats performing ship docking and barge towing services along the East and Gulf Coasts of the United States. The Company provides ship docking and undocking services as well as harbor and coastwise towing for major domestic and international bulk and container cargo shipping companies, cruise lines, car carriers, barge transportation companies, oil companies, several municipalities, the U.S. Navy, and the Company's own barge fleet. The Company believes that it has a leading position in the ship docking business in each of its ports of operations, other than in Miami, Florida, where the Company began operations in February, 1993.

     Marine Transportation. The Company's barge fleet transports fuel oil and refined petroleum products, coal, grain and other bulk cargoes in the Jones Act and foreign trades. The Company's barges operate under term contracts with utilities and on both a contract and spot market basis with oil companies, refineries, commodity trading companies and other commercial shippers.

Sales and Marketing

     Tug Services. The general manager of each operating port has ongoing marketing responsibilities for his port. The general managers are assisted by sales personnel based in Greenwich, Connecticut and Baltimore, Maryland. The Company also has long-standing relationships with a network of independent foreign agents in many of the major shipping centers of the world.

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

Competition

     Tug Services. The tug services industry is highly competitive. The Company competes with numerous competitors in the ports which its serves. The Company competes with McAllister Brothers, Inc. in five of its ports and with Turecamo Maritime, Inc. in New York and Philadelphia. In addition, the Company also competes with other providers of tug services in most of the ports it serves. Because entry into most ports is unrestricted, additional competitors may enter the Company's current markets in the future.

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

     Management believes that participants in the tank and dry bulk barge business compete on the basis of price, service (including vessel availability), relationships, reputation, quality of operations, the ability to pass stringent safety audits and operational flexibility. Further, in light of the potential liability of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA 90") and analogous state laws, management believes that some shippers select transporters in larger measure than in the past, on the basis of a demonstrated record of safe operations. Therefore, the Company has implemented a number of measures in order to maintain high quality operations and has continued to stress its long-standing commitment to safe transportation of petroleum products in its marketing efforts.

Customers and Contracts

     Tug Services. The Company offers tug services to vessel owners, operators and their agents. The Company prides itself on its long-standing customer relationships, which in some cases date back to before World War II. The majority of the Company's ship docking business is performed under one-year, renewable contracts, with the remainder being on a spot basis. The Company also has long and established relationships with many of its harbor and coastwise towing customers. The Company's harbor and coastwise towing business is performed both on a contract and on a spot market basis.

     No single tug services customer accounted for more than 7% of the Company's total consolidated revenues in 1997. Although many of the Company's tug services customers have been customers of the Company for periods in excess of 30 years and although most of the Company's tug services customers have had at least a five-year relationship with the Company, there can be no assurance that any individual contract or relationship will be renewed or continued.

     Marine Transportation. The Company's marine transportation business operates both on a term contract basis and on a spot market basis. The Company strives to maintain an appropriate mix of contract and spot business, based on current market conditions. No single marine transportation customer accounted for more than 8% of the Company's total revenues in 1997.

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

The Company has entered into a Marine Insurance Additional Retention Agreement (the "Insurance Agreement") with The Interlake Steamship Company, Lakes Shipping and Mormac Marine Transport Inc. (collectively, the "Mormac Group"). Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company and the Mormac Group entered into the Insurance Agreement in an effort to reduce insurance expense by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company and Mormac Group agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 65% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 35% of any such additional insurance claims expense will be borne by the Mormac Group. Amounts payable to the Company from members of the Mormac Group totaled $222,000 at December 31, 1997. The Company believes that the terms of the Insurance Agreement, which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

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

     Jones Act and Related Regulations. The Jones Act restricts marine transportation between United States ports to vessels built and registered in the United States and owned by United States citizens. The Jones Act also requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. In addition, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States flag operators than for owners of vessels registered under foreign flags. Because the Company transports cargo between United States ports and engages in harbor work within United States ports, most of its business depends upon the Jones Act remaining in effect. Compliance with the requirements of the Jones Act is therefore very important to the operations of the Company and the loss of Jones Act status could have a significant adverse effect on the Company. In this regard, stockholder agreements prohibit the transfer of shares of the Company's capital stock to non-U.S. citizens. See "Certain Relationships and Related Transactions." The Company also monitors the citizenship of its employees and will take any remedial action necessary to insure compliance with Jones Act requirements. There have been various on-going unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade. These efforts have been consistently defeated by large margins in the United States Congress. Management believes that continued efforts will be made to gain access to such trade and if such efforts are successful, there could be an adverse effect on the Company.

     Environmental Matters. The Company is subject to various legislation and regulations enacted to protect the environment. Under applicable law, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or under such property, regardless whether the owner or operator knew of, or was responsible for, the presence of such materials. Moreover, persons who arrange for the disposal or treatment of wastes containing such substances at an off-site facility may also be liable for the costs of removal or remediation of such substances at the off-site facility, regardless whether the facility is owned or operated by such person. In this regard, the Company and its predecessors have conducted vessel repair and maintenance activities at certain owned or leased sites, and have disposed of wastes that may contain such substances at off-site waste management facilities. As discussed below under "Legal Proceedings", Jakobson Shipyard, Inc. a subsidiary of the Company ("Jakobson") has been named as a potentially responsible party for the cleanup of an off-site waste management facility in Syosset, New York. It is possible that the Company will in the future be subject to additional claims for, and incur costs in connection with, remediation of other real property. However, the extent of any such liability and the timing of any payments to be made by the Company, if any, are not determinable.

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

     The owner or operator of a vessel from which oil is discharged will be liable under OPA 90 unless it can be demonstrated that the spill was caused solely by an act of God, an act of war, or the act or omission of a third party unrelated by contract to the responsible party. Even if the spill is caused solely by a third party, the owner or operator must pay all removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90.

     OPA 90 establishes a federal limit of liability of the greater of $1,200 per gross ton or $10 million per tank vessel. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations.

     OPA 90 requires all vessels to maintain a certificate of financial responsibility ("COFR") for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel, in compliance with regulations promulgated by the U.S. Coast Guard. Additional financial responsibility in the amount of $300 per gross ton is required under regulations promulgated by the U.S. Coast Guard under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as the Company, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $17 million in the Company's case). The Company currently maintains COFRs in compliance with applicable Coast Guard rules.

     OPA 90 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and all existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry between January 1, 1995 and 2015. Because of the age and size of the Company's individual barges, the first three of its barges will be required to be retired or retrofitted by 2005. However, many of the vessels competing with the Company's barges are required to be retired or retrofitted between now and 2005.

     Since the double-hull requirements of OPA 90 do not begin to impact materially the seven single-hulled barges in the Company's current tank barge fleet until 2005, the Company has not yet determined how it will finance the conversion or replacement of these single-hulled barges. However, the Company expects that, where economically feasible, it will take steps to construct new, double-hulled barges when its single-hulled barges are phased out. At current construction costs, the Company estimates that it would cost approximately (a) $5 million to build a new 40,000 barrel tank barge similar to the Connecticut and (b) $25 million to build a new barge to replace a 250,000 barrel tank barge such as the New York. The timing of the construction or conversion of such barges will depend in large measure on market conditions, particularly demand for double-hulled barges and the rates that petroleum shippers are willing to pay to use such barges. The Company expects to finance such construction or conversion from both internally generated funds and from outside sources, including the equity market, banks and insurance companies and U.S. Government-guaranteed ship financing programs, if available. There is no assurance that such financing will be available in the amounts and at interest rates that will allow the Company to replace its current single-hulled barge fleet. See "Properties-Vessels: Barge Fleet."

     OPA 90 directs the Coast Guard to develop interim measures for single hull-tank vessels of over 5,000 gross tons "that provide as substantial protection to the environment as is economically and technologically feasible". The Coast Guard has adopted, and is still adopting a series of operational measures that, while increasing current standards, has not, and is not expected to have an appreciable effect on the Company.

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

Occupational Health Regulations. Certain of the Company's vessel operations are subject to United States Occupational Safety and Health Administration regulations. Similarly, the Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other cargoes. Management believes that the Company is in compliance with the provisions of the regulations that have been adopted.

Employees

The Company and its subsidiaries employed 586 persons as of December 31, 1997, of which 450 are crew members or other seagoing personnel. As of December 31, 1997, 318 of such employees are represented by various unions. Union contracts for certain marine employees of operating division or subsidiaries of the Company expire between May 31, 1998 (72 employees) and April 30, 2001 (28 employees). Management believes that its relationship with employees is satisfactory.

Item 2.  Properties

Vessels: Tug Fleet

The tugboat fleet operated by subsidiaries of the Company is comprised of 53 tugboats with the following specifications and capacities:

                                                             Average
                                                 Number      Age in
      Class                                     in Class      Years
      -----                                     --------      -----

      Over 3,500 horsepower.....................   14          23.9
      3,000 to 3,500 horsepower.................   18          25.1
      Under 3,000 horsepower....................   17          41.2
      Mortrac(R)................................    4          24.5

Tugboats typically have long useful lives, generally exceeding 50 years. Through its maintenance practices and periodic overhauls, the Company is able to maximize the operational life of its tug fleet and minimize vessel downtime. Management believes that the Company's tug fleet has a lower average age and is better maintained than the fleets of many of the Company's competitors.

During the past three years, the Company converted four of its single screw tugs to MORTRAC(R) class tugs. The conversion consists of installing a forward mounted, fully retractable 360-degree azimuthing thruster, a state of the art wheelhouse, and new fendering systems. In addition, during the time that the vessels were undergoing conversion, a thorough maintenance and repair process was undertaken to ensure that the remaining vessel systems were in top condition. The resulting MORTRAC(R) tugs are highly maneuverable and have significantly greater horsepower than prior to conversion. Customer reaction to the capabilities of the converted vessels has been favorable and the four tugs now play key roles in the ports where they are located. The MORTRAC(R) conversion has greatly enhanced the value and expected life of the tugs in question. MORTRAC(R) is a registered trademark of the Company.

Vessels: Barge Fleet

         The Company operates 15 barges in the U.S. coastwise trade. Thirteen of the barges are owned by the Company and two are chartered to the Company. The specifications and capacities of each of such barges are set forth in the following table:


                                                 OPA 90
                                       Year   Replacement                 Employment         Principal
Name                 Type              Built      Date        Capacity    At 12/31/97        Cargo
----                 ----              -----      ----        --------    -----------        -----
Somerset             Ocean Dry Bulk    1990       N/A        13,211  dwt  Term Contract      Coal
Bridgeport           Ocean Dry Bulk    1986       N/A        12,780  dwt  Term Contract      Coal
Portsmouth (1)       Ocean Dry Bulk    1996       N/A        13,214  dwt  Spot Market        Coal
Virginia             Ocean Dry Bulk    1982       N/A        24,109  dwt  Time Charter       Coal
Maryland (2)         Inland Dry Bulk   1970       N/A        20,357  dwt  Inactive           Coal
Connecticut (3)      Ocean Tank        1994       N/A        41,454  bbl  Term Contract      No. 6 Oil
Texas                Ocean Tank        1981       2006      130,000  bbl  Term Contract      No. 6 Oil
Florida              Ocean Tank        1980       2005      130,000  bbl  Spot Market        No. 6 Oil
Pennsylvania         Ocean Tank        1971       2005       93,000  bbl  Term Contract      No. 6 Oil
New York (4)         Ocean Tank        1970       2005      250,000  bbl  Spot Market        Gasoline
Massachusetts (6)    Ocean Tank        1982       2007      145,000  bbl  Spot Market        No. 6 Oil
Maine                Inland Tank       1976       2014       64,000  bbl  Spot Market        No. 6 Oil
Rhode Island         Inland Tank       1972       2014       64,000  bbl  Spot Market        No. 6 Oil
Seahorse I (5)       Inland Tank       1966       2014       41,770  bbl  Spot Market        No. 6 Oil
New Jersey           Inland Tank       1969       2014       36,278  bbl  Bareboat Charter   Bunker Fuel



(1)  The Company leases this barge under a 10-year bareboat charter.
(2) The Maryland has in the past been employed in a number of alternative uses, but is primarily a coal barge. The barge has not been utilized since November 7, 1996 due to damage to the vessel. The Company is currently evaluating whether to repair the vessel.
(3) This barge is the primary barge used in connection with a long-term contract with Connecticut Light and Power ("CL&P"). This contract provides, among other things that CL&P may exercise a purchase option on the Connecticut in certain circumstances. First, commencing with the fourth anniversary of the delivery of the Connecticut, CL&P may, on each anniversary date, purchase the barge for a purchase price equal to certain scheduled amounts. In addition, CL&P has the option to purchase the barge if the Company willfully refuses to perform and in certain other limited circumstances.
(4) Owned by a partnership in which a subsidiary of the Company has a 50% interest.
(5) 100% owned by CL&P, and operated by a subsidiary of the Company pursuant to an evergreen bareboat charter. The Seahorse I is the primary back up barge for the Company's contract with CL&P, but is currently used in the spot market. The Seahorse I is double-hulled, but does not meet the OPA 90 double hull requirements and therefore has an OPA 90 replacement date.
(6)  The Company purchased this barge in February, 1997.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Other Properties

      Set forth below is a list of all of the Company's offices and facilities as of December 31, 1997.


                                                        Approximate
                                                        Square Feet/             Lease
Location                     Description                Linear Feet (1)     Expiration Date
--------                     -----------                ---------------     ---------------
Greenwich, CT                Executive Office              17,526           2004
Portsmouth, NH               Office Space                  322              Owned Property
Portsmouth, NH               Pier Space                    126              Owned Property
Staten Island, NY            Office and Pier Space         113,756(2)       Owned Property
Philadelphia, PA             Pier and Office Space         52,500(2)        2007
Baltimore, MD                Office Space                  4,400            2002
Baltimore, MD                Pier Space                    415              2003
Norfolk, VA (2)              Pier Space                    115              Owned Property
Norfolk, VA                  Office Space                  2,610            Month to Month
Jacksonville, FL             Office and Pier Space         71,874(2)        2000
Miami, FL                    Office Space                  630              1998
Nederland, TX                Office Space                  1,402            1998
Port Arthur, TX              Pier Space                    275              1998

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

On January 31, 1990, Jakobson was notified by letter from the EPA that the EPA had reason to believe that the subsidiary is a Potentially Responsible Party (a "PRP") under CERCLA with respect to a landfill site at Syosset, New York. In February 1994, the Town of Oyster Bay, New York, operator of the Syosset landfill, filed suit in the United States District Court for the Eastern District of New York against Jakobson and several other PRPs to recover costs associated with clean up of the landfill. In its complaint, the Town alleges that Jakobson disposed of various wastes at the landfill, which the Town operated from approximately 1933 to 1975. Prior to filing the complaint, the Town entered into an administrative consent order with the EPA to remediate the site. The Town seeks to recover from the PRPs past and future costs associated with the cleanup. According to the Town's complaint, as of February 1994, the Town had expended approximately $2.75 million and anticipated additional costs of $500,000 to evaluate remedial alternatives for the site. Clean-up costs were estimated at $25 million. Jakobson believes that it has both a factual and legal defense to liability. Although in theory liability under CERCLA is joint and several without regard to fault, as a practical matter, liability is typically apportioned among PRPs, usually on a volumetric basis. Jakobson believes that in relation to the other defendants its volumetric contribution, if any, to the site is de minimus. Jakobson is investigating the allegations of the EPA and the Town and the existence of insurance coverage should the subsidiary be found to have liability with respect to the landfill site. At this stage, management believes that it is premature to attempt to predict the outcome of the suit. Jakobson's insurers are providing a defense.

Subsidiaries of the Company are defendants, along with others, in certain lawsuits filed in the U.S. District Courts for the Northern District of Ohio and the Eastern District of Pennsylvania and in Virginia state court by an aggregate of 308 individuals or their estates or personal representatives who have alleged damages for workplace exposure to asbestos. Based on employment records, a number of these individuals appear to have worked for subsidiaries of the Company, or their predecessors, for less than one year, if at all, out of their working careers. The Company is in the process of identifying the scope of its insurance coverage for these claims. At least 79 of these individuals served on vessels operated by a subsidiary of the Company on behalf of the United States government for which a government indemnity is applicable. The United States has agreed to indemnify and defend the Company with respect to approximately 68 cases. Management believes that the United States indemnity will extend to additional cases. Although the Company believes that these claims are without merit, it is impossible at this juncture to express a definitive opinion on the final outcome of any such suit. Management believes that any liability under any such suits would not have a material adverse effect on the Company's financial condition and results of operation, regardless of the scope of available insurance coverage.

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

Item 6.   Selected Consolidated Financial Data

The following table presents historical financial information concerning the Predecessor and the Company. The historical financial information in the five-year period ending December 31, 1997, is derived from the consolidated financial statements of the Company. Such financial statements are included elsewhere herein for the three-year period ended December 31, 1997. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                             Predecessor                         Company
                                                       -----------------------  -------------------------------------------------
                                                                      Period       Period
                                                          Year    Jan. 1, 1994  July 12, 1994              Year ended
(Dollars in thousands)                                   ended         thru         thru                   December 31,
                                                        Dec. 31,     July 11,     Dec. 31,    -----------------------------------
Income Statement Data:                                    1993         1994         1994         1995         1996         1997
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Operating revenue-----------------------------------   $  78,740    $  41,694    $  37,482    $  77,343    $  91,458    $ 100,526
   Operating expenses-------------------------------      48,134       27,341       22,355       45,672       57,451       66,090
   Depreciation-------------------------------------       6,784        3,119        3,217        7,412        7,719        7,769
   General and administrative expenses--------------      13,197        7,559        5,962       14,221       14,283       13,755
   Provision for shipyard sale----------------------         705          589           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------    ---------
       Operating income-----------------------------       9,920        3,086        5,948       10,038       12,005       12,912
Interest expense------------------------------------      (2,083)        (975)      (4,810)     (10,192)     (10,132)     (10,026)
Interest income-------------------------------------          --           28           74           51          146          346
Equity in income/(loss) from affiliates-------------       1,149         (622)          --           --           --           --
Equity in income/(loss) from joint venture----------         614          220          106         (188)         (66)        (727)
Other income/(expense)------------------------------         164          317          218          155          160         (273)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Income/(loss) before provision for income taxes            9,764        2,054        1,536         (136)       2,113        2,232
Provision for income taxes--------------------------       3,342          785          630          200          808          613
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Income/(loss) before cumulative effect of
     accounting changes-----------------------------       6,422        1,269          906         (336)       1,305        1,619
Cumulative effect of accounting change (1)----------         525           --           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------    ---------
 Net income/(loss)----------------------------------   $   6,947    $   1,269    $     906    $    (336)   $   1,305    $   1,619
                                                       ---------    =========    =========    =========    =========    =========

Other Data:
EBITDA(2)-------------------------------------------   $  19,775    $   6,977    $   9,987    $  18,855    $  23,337    $  23,704
Net cash provided by operating activities-----------       8,334        3,939        6,527        5,491       11,427        8,929
Net cash (used for)/provided by investing activities      (3,594)         817      (73,555)      (5,832)      (5,110)      (8,063)
Net cash (used for)/provided by financing activities      (6,323)      (4,637)      68,842         (652)      (3,496)       3,252
Ratio of earnings to fixed charges (3)--------------         4.5x         2.7x         1.3x         1.0x         1.2x         1.2x

Balance Sheet Data (at end of period)
Total assets----------------------------------------   $  69,139    $  64,432    $ 170,108    $ 174,094    $ 172,717    $ 160,290
Total long-term debt--------------------------------      19,235       16,450       83,414       82,848       80,000       83,252
Mandatorily redeemable capital stock----------------          --           --        1,150        1,150        1,000        1,000
Total stockholders' equity--------------------------      20,132       19,701       10,906       10,570       12,025       13,644

---------------------

(1)   The Company adopted FAS No. 109, effective January 1, 1993.
(2) EBITDA means income before provision for income taxes, interest expense (including amortization of debt discount of $349 and $106 for the year ended December 31, 1993 and the period ended July 11, 1994, respectively), depreciation and amortization and provision for shipyard sale, and is presented because the Company believes that it provides useful information regarding its ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income/(loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
(3) For purposes of the computations, earnings before fixed charges consist of income/(loss) before income taxes adjusted for equity earnings/(loss), as appropriate, plus fixed charges. Fixed charges are defined as interest expense plus interest capitalized and that portion of rental expense which is deemed to be representative of the interest factor.

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

         Tug services revenues, in the aggregate, have remained relatively stable over recent years. Although the number of ships entering and exiting ports has gradually declined, the Company has offset the resulting revenue decline by maintaining market share through relationship management and increasing coastwise towing.

         Marine Transportation. Marine transportation services are provided by the Company's barge fleet on a term contract basis and on a spot market basis. Rates for such services are pre-established by contract or are quoted at the time that such services are requested, and are generally set based on the quantity of product to be transported and the distance to be traveled.

         The Company's marine transportation revenues are primarily attributable to the transport of petroleum products (particularly No. 6 oil), coal, scrap iron, and grain. Demand for the Company's marine transportation services is substantially dependent upon general demand for petroleum, petroleum products and coal in the geographic areas served by its vessels. In addition, weather, prevailing markets for fossil fuels and other sources of energy and economic factors can affect utility consumption of petroleum, petroleum products and coal and, as a result, the demand for a substantial portion of the Company's marine transportation services.

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

Results of Operations

     Year Ended December 31, 1997 compared to year ended December 31, 1996

                                                              Year Ended
                                                              December 31,
                                                       ------------------------
                                                         1996            1997
                                                       ---------      ---------
Operating revenue ................................     $  91,458      $ 100,526
Cost of operations
    Operating expenses ...........................        57,451         66,090
    Depreciation .................................         7,719          7,769
                                                       ---------      ---------
Total cost of operations .........................        65,170         73,859
                                                       ---------      ---------
Gross profit .....................................        26,288         26,667
General and administrative expenses ..............        14,283         13,755
                                                       ---------      ---------
Operating income .................................        12,005         12,912
Interest expense .................................       (10,132)       (10,026)
Interest income ..................................           146            346
Equity in loss from joint venture ................           (66)          (727)
Other income/(expense) ...........................           160           (273)
                                                       ---------      ---------
Income before provision for income taxes .........         2,113          2,232
Provision for income taxes .......................           808            613
                                                       ---------      ---------
Net income .......................................     $   1,305      $   1,619
                                                       =========      =========


Operating Revenues. Operating revenues increased by $9.1 million, or 9.9%, to $100.5 million in 1997. Tug Services revenue remained effectively flat, decreasing by $0.3 million or 0.6% to $57.1 million as lower offshore towing revenues were offset by The New York City Department of Sanitation contract which expires on June 30, 1998.

Marine Transportation revenues increased by $9.4 million, or 27.6%, to $43.4 million primarily due to increased movements of coal and petroleum products. The Company also increased its transportation of other products, such as scrap and fertilizer. The Company also had a full year of operation for the barge Portsmouth, which began operations in November 1996 and the barge Massachusetts, purchased in February 1997.

Operating Expenses. Operating expenses increased by $8.6 million, or 15.0%, to $66.1 million. The $8.6 million increase in operating expenses is primarily due to increases in labor, fuel, outside towing expense, repairs and drydocking amortization. The $2.5 million increase in labor expense and the $1.4 million increase in outside towing expenses were primarily due to the increased level of activity discussed above. The $1.0 million fuel expense increase was also due to the increased activity. Repair expense also increased in 1997, as did drydocking amortization.

Depreciation. Depreciation expense increased by $0.1 million, or 1.3%. This increase was due to the acquisition of new equipment and to improvements to existing floating equipment, including the MORTRAC(R) conversions discussed previously.

General & Administrative Expenses. General and administrative expenses decreased by $0.5 million or 3.7% to $13.8 million in 1997, primarily due to lower medical costs.

Operating Income. Operating income increased by $0.9 million, or 7.6%, to $12.9 million. The increase was primarily due to the increased revenues and lower general and administrative expenses discussed above, partially offset by higher operating expenses and depreciation.

Equity in Loss from Joint Venture. The Company equity loss in its 50% joint venture was $0.7 million, compared the smaller loss of $0.1 million in 1996. The $0.6 million variance is due to lower rates as well as a dry-docking of the vessel, which began in the second quarter of 1997 and was completed mid-way through the third quarter. In addition, market conditions in the clean petroleum products market idled the barge New York for approximately half of the final six months of 1997 and management believes that lower rates and lower utilization could continue through 1998.

Taxes: Taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease (see note 5 to the financial statements). This tax asset previously had been valued at zero due to the uncertainty associated with its utilization. The Company determined in the third quarter that is was more likely than not that the asset could be utilized.

Net Income. Net income increased by $0.3 million, or 24.1% to $1.6 million in 1997. The increase was primarily due to the factors discussed above.

Results of Operations

     Year Ended December 31, 1996 compared to year ended December 31, 1995


                                                               Year Ended
                                                               December 31,
                                                         ----------------------
                                                           1995            1996
                                                         --------      --------
Operating revenue ..................................     $ 77,343      $ 91,458
Cost of operations
    Operating expenses .............................       45,672        57,451
    Depreciation ...................................        7,412         7,719
                                                         --------      --------
Total cost of operations ...........................       53,084        65,170
                                                         --------      --------
Gross profit .......................................       24,259        26,288
General and administrative expenses ................       14,221        14,283
                                                         --------      --------
Operating income ...................................       10,038        12,005
Interest expense ...................................      (10,192)      (10,132)
Interest income ....................................           51           146
Equity in loss from joint venture ..................         (188)          (66)
Other income .......................................          155           160
                                                         --------      --------
(Loss)/income before provision for income taxes ....         (136)        2,113
Provision for income taxes .........................          200           808
                                                         --------      --------
Net (loss)/income ..................................     $   (336)     $  1,305
                                                         ========      ========

Operating Revenues. Operating revenues increased by $14.1 million, or 18.2%, to $91.5 million in 1996. Tug Services increased by $9.4 million or 19.7%, to $57.5 million. All areas of the tug services business --- shipdocking, harbor towing and coastwise towing -- showed increases in 1996 and included revenue related to The New York City Department of Sanitation contract which began on July 1, 1996 and expires on June 30, 1998.

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

Depreciation. Depreciation expense increased by $0.3 million, or 4.1%. This increase was due to additional improvements to floating equipment, including the MORTRAC(R) conversions discussed previously.

General & Administrative Expenses. General and administrative expenses remained essentially the same at $14.3 million, compared to $14.2 million in 1995.

Operating Income. Operating income increased by $2.0 million, or 19.6%, to $12.0 million. The increase was primarily due to the increased revenues discussed above, partially offset by higher operating expenses and depreciation.

Equity in Loss from Joint Venture. Equity in loss from the Company's 50% joint venture decreased by $0.1 million or 64.9% from a loss of $188,000 in 1995 to a loss of $66,000 in 1996. The decrease is primarily due to increased revenues, driven by higher rates and more operating days in 1996.

Net (Loss)/Income. Net income increased by $1.6 million, from a loss of $0.3 million in 1995 to a profit of $1.3 million in 1996. The increase was primarily due to the higher operating profit discussed above.

Liquidity and Capital Resources

The Company is highly leveraged as a result of the debt incurred in connection with the Acquisition. The Company has outstanding $80.0 million of 11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004 (the "Notes"), the issuance of which was registered under the federal securities laws. Interest on the Notes is payable semi-annually on January 15 and July 15. The Notes are redeemable, in cash, at the option of the Company, on or after July 15, 1999 at specified redemption prices plus accrued and unpaid interest. All of the Company's subsidiaries have guaranteed the Notes. The Notes rank pari passu with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company and are secured by substantially all of the Company's floating equipment. The indenture covering the Notes contains certain restrictions on incurrence of debt, liens, sales of assets, investments, and capital expenditures, dividends and upstream payments. The Company must also comply with certain other financial covenants.

The Company has a revolving line of credit of up to $10.0 million, up to $5.0 million of which may be utilized for letters of credit. Both facilities are subject to borrowing base limitations. This Senior Credit Facility is secured by a first priority lien on the trade accounts receivable and inventory of the Company and bears interest at rates linked to the prime rate and/or a Eurodollar rate, at the Company's option. The Senior Credit Facility expires in July 2000. The Senior Credit Facility contains certain financial covenants and other covenants. At December 31, 1997, outstanding letters of credit approximated $472,000; no other borrowings were outstanding under the Senior Credit Facility.

On December 1, 1997, the Company purchased a tug, the April Moran, from an affiliated company. As part of that transaction, the Company entered into a $3.4 million term loan which is payable in 24 quarterly installments through June 1, 2005. Interest is based upon LIBOR plus 1.75% but is fixed through June 1, 1999 at 8.1%. The loan is secured by the April Moran.

On November 8, 1996, a subsidiary of the Company entered into a bareboat charter for the barge Portsmouth. The ten year charter contains an option to buy at enumerated times during the lease period. Subsequently, the subsidiary was merged into Moran Towing Corporation, which assumed the charter obligations. The Company has guaranteed performance by its subsidiary under the charter.

The Company believes that cash flow from current levels of operations and, to a lesser extent, the availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund capital expenditures. In the event that the Company draws upon the commitments under the Senior Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would correspondingly be increased.

The Company's belief that it will generate sufficient cash to make required payments of interest on its indebtedness and lease obligations is based, among other things, on the assumptions that (i) the Company's revenues and operating expenses, as adjusted for inflation, will remain relatively constant; (ii) the Company will retain working capital in accordance with prior practices; (iii) the Company will not incur any material capital expenditures (excluding routine drydocking costs) other than the possible purchase or construction of new vessels or the acquisition of businesses which in turn are expected to produce additional cash flow; and (iv) neither OPA 90 nor any other federal or state environmental statutes or regulations will impose significant additional capital expenditure requirements on the Company other than the mandated phase-out or retrofitting of vessels described in "Business-Regulatory Matters." Currently, the Company has no specific plans for funding the repayment of principal on the Notes. If cash generated from operations is insufficient to pay any portion of the principal on the Notes, it would be necessary to refinance the Notes.

Cash and cash equivalents for the year ended December 31, 1997 increased by $4.1 million compared to a $2.8 million decrease in the year ended December 31, 1996, and a $1.0 million increase in the year ended December 31, 1995. The changes for these periods were attributable to the factors discussed below: For the year ended December 31, 1997, net cash provided by operations of $8.9 million, together with net proceeds from a constructive total loss of $2.8 million, net proceeds from the sale of a leasehold interest of $2.9 million and increased borrowings of $3.3 million was used to fund capital expenditures of $12.7 million (including the purchase of the tug April Moran, barge Massachusetts, and two additional MORTRAC(R) conversions) and to fund a $1.0 million capital contribution to a joint venture, primarily to fund a dry-docking for the barge New York.

For the year ended December 31, 1996, net cash provided by operations was $11.4 million. This cash, together with temporary borrowings of $2.3 million were used to fund capital expenditures of $5.1 million (primarily the capitalization of drydocking costs and the upgrading of the tug Harriet Moran to a MORTRAC(R) tug) and to pay down debt of $5.7 million (including the indebtedness relating to the acquisition of the tug Valentine Moran and the barge Pennsylvania.)

For the year ended December 31, 1995, net cash provided by operations was $5.5 million. This amount, together with $1.0 million is short-term borrowings, was used to fund capital expenditures of $5.8 million (primarily the capitalization of drydocking costs and including the upgrading of the tug Sewells Point to a MORTRAC(R) tug), to pay debt of $1.5 million and to pay financing fees of $0.1 million.

Working capital was $17.6 million at December 31, 1997, $9.1 million at December 31, 1996 and $7.6 million at December 31, 1995.

A subsidiary of the Company has entered into a long-term contract to provide tug and barge services to Florida Power & Light, a major Florida utility. The five-year contract begins on October 1, 1998. Under the terms of the contract, the subsidiary is building a number of tug and barge units over the next nine months. The total capital associated with the project is expected to be $8 to $10 million. The Company is exploring various financing alternatives.

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

Recent Financial Accounting Pronouncements

FAS No. 128, "Earnings Per Share," issued in February 1997, changes the calculation of earnings per share ("EPS") under generally accepted accounting principles in the U.S. to be more consistent with international standards. Under the new standard, companies replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS, which will be similar to fully diluted EPS as previously computed. This statement was adopted by the Company in 1997.

FAS No. 130, "Reporting Comprehensive Income," issued in June 1997, will require the Company to disclose in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on securities available for sale. This statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes.

FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operation segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

FAS No. 132, "Employer's Disclosure about Pension and Other Postretirement Benefits," is effective for the year ended December 31, 1998. This statement revises the disclosure requirements for employers' pension and other retiree benefits.

The Company expects to adopt the above statements beginning with its 1998 financial statements, with the exception of FAS 128 which was adopted in 1997.

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

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in system failures or miscalculations causing disruptions of operations, including, among other, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe it has material exposure to the year 2000 issue with respect to its own information systems.

Item 8. Financial Statements

See the financial statements which are listed in items 14(a)(1)-(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

       Set forth below is information concerning the directors and executive officers of the Company.

   Name                          Age           Position
   ----                          ---           --------
   Paul R. Tregurtha              62           Chairman of the Board and Director
   James R. Barker                62           Vice Chairman of the Board and Director
   Malcolm W. MacLeod             64           President, Chief Executive Office and Director
   Jeffrey J. McAulay             44           Vice President of Finance and Administration and Director
   William P. Muller              46           President of Moran Services Corporation
   Edmond J.  Moran, Jr.          53           President of Moran Mid-Atlantic Group and Director
   Alan L. Marchisotto            48           Vice President, General Counsel and Secretary
   Andrew P. Langlois             56           Director
   Mort Lowenthal                 67           Director

Paul R. Tregurtha. Mr. Tregurtha has been a director and Chairman of the Board of the Company since June 1994. In addition, he has been Chairman of each of Mormac Marine Group, Inc. (the parent of Mormac) and Meridian Aggregates Company, which owns and operates mines in the United States, since 1988 and 1991, respectively, and Vice Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1988 and 1989, respectively. He served as Chairman and Chief Executive Officer of Moore McCormack Resources during 1987 and 1988 and was President and Chief Operating Officer of Moore McCormack Resources prior to that time. Mr. Tregurtha serves on the Board of Directors of Brown & Sharpe Manufacturing Company, FPL Group, Inc. and Fleet Financial Group, and is a trustee of TIAA/CREF.

James R. Barker. Mr. Barker has been a director and is Vice Chairman of the Board of the Company since June 1994. In addition, he has been Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1987 and 1989, respectively, and Vice Chairman of Mormac Marine Group, Inc. since 1988. From 1987 to 1988, he served as Chairman of Mormac Marine Group, Inc. He served as Chairman and Chief Executive Officer of Moore McCormack Resources from 1971 to 1987. Prior to joining Moore McCormack Resources, Mr. Barker co-founded and was a principal of the management consulting firm of Temple, Barker & Sloane, where he specialized in consulting to the transportation industry. Mr. Barker is a member of the Board of Directors of each of GTE Corporation and Pittston Corporation (where he is non-executive chairman), is a trustee for Eastern Enterprises and is the Chairman of the Committee of Managers of the Skuld Protection and Indemnity Association.

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

William P. Muller. Mr. Muller was appointed President of Moran Services Corporation and director of Moran Towing Corporation in July 1995. From 1989 until July, 1995, he was the Vice President, Operations of Moran Towing & Transportation Co., Inc., the Company's New York operating subsidiary and Vice President of Moran Services

Corporation. From 1981 through 1989, he was Vice President and General Manager of Moran Towing of Florida Inc., the Company's Jacksonville operating subsidiary. Mr. Muller joined Moran in 1977 as part of the sales department and held a variety of positions before accepting the Florida position. Prior to joining Moran, Mr. Muller served as a manager for Prudential Grace Line's South American operations. He began his career with Continental Insurance (MOAC) in the hull & underwriting department.

Edmond J. Moran, Jr. From 1987 until the present, Mr. Moran has served as President of Moran Mid-Atlantic Corporation (which was reorganized as the Moran Mid-Atlantic Group as of January 1, 1997). Since January 1, 1997, Mr. Moran has also served as Vice President, Business Development of Moran Towing Corporation. Mr. Moran is currently a director of the Company and served as a director of the Predecessor from 1984 until the Acquisition. From 1984 until 1987, Mr. Moran served as Vice President of Moran Towing & Transportation Co., Inc. and directed all the activities of the Company's barge division. From 1981 until 1983, Mr. Moran served as President of Moran's Texas subsidiary. From 1976 until 1981, he served as Vice President and General Manager of Jacksonville operations. From 1971, when he joined the Company, until 1976, Mr. Moran served as a Sales Representative in the Harbor Operations Department. Prior to that, following active duty in the United States Navy, Mr. Moran joined the planning department of States Marine Lines, Inc.

Alan L. Marchisotto. Effective January 1, 1998, Mr. Marchisotto was elected a Vice President of the Company. He continues to be General Counsel and Secretary, a position he has held since he joined the Company in 1982. From 1978 until 1982, he served as corporate and international counsel to Norlin Corporation, a NYSE-listed company, where he directed the legal affairs of manufacturing and sales subsidiaries in eleven countries and worked closely with senior management in the negotiation and structuring of complex financing and business agreements. Prior to that, he was engaged in private practice in New York City.

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

Mort Lowenthal. Mr. Lowenthal joined the Board of Directors in November, 1994. Mr. Lowenthal is a Senior Advisor - Schroder & Co. Inc., an international investment bank. From 1980 to February 1995, Mr. Lowenthal was a Managing Director at Schroder & Co. Inc.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and has qualified. Officers are elected by the Board of Directors and serve at its discretion.

Directors of the Company who are not employees of the Company or the Lakes Group are reimbursed for their travel and other expenses incurred in connection with their responsibilities, and are also paid $1,100 for every meeting attended.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation for the five highest paid officers (named executive officers), as well as the total compensation paid to, or earned by, each individual for the Company's fiscal years ended December 31, 1997, 1996 and 1995:

                                                               Annual
                                                            Compensation
                                          Fiscal                           All Other
      Name & Position                      Year    Salary      Bonus    Compensation (1)
      ---------------                      ----    ------      -----   ----------------
Paul R. Tregurtha                          1997   $315,952   $     --     $     --
Chairman of the Board                      1996    300,000         --           --
                                           1995    300,000         --           --

James R. Barker                            1997    315,952         --           --
Vice Chairman of the Board                 1996    300,000         --           --
                                           1995    300,000         --           --

Malcolm W. MacLeod                         1997    332,149     35,000       21,317
President and Chief Executive Officer      1996    319,374     32,000       20,067
                                           1995    298,340     29,000       16,317

Edmond J. Moran, Jr                        1997    174,535     10,000       21,317
President of Moran Mid-Atlantic Group      1996    168,635     10,000       20,067
                                           1995    163,723      7,500       16,317

William P. Muller                          1997    150,000     10,000       20,027
President of Moran Services Corporation    1996    137,980     10,000       18,550
                                           1995    121,462     10,000       13,463

   (1) Amounts for 1997 includes contribution of $20,000, $20,000 and $18,709 made by the Company to the Company's Profit Sharing Plan on behalf of Messrs. MacLeod, Moran and Muller, respectively, in 1997. See "Company Plans-Profit Sharing Plan." Also includes premiums of $1,317 paid by the Company in respect of term life insurance policies insuring the lives of Messrs. MacLeod, Moran and Muller, respectively, in 1997.

Company Plans

In connection with the Acquisition, the Company provided benefits to the Company's non-union employees on terms which are substantially similar to the benefit plans of the Predecessor existing prior to the Acquisition. In addition, as described below under "-1994 Stock Option Plan," the Company adopted a stock option plan which became effective upon the consummation of the Acquisition.

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

                               Projected Annual Benefits at Age 65
 Average Five                           Year of Service
  Year Base                    -----------------------------------
    Salary         15            20           25            30           35
    ------         --            --           --            --           --
  $125,000       $27,450      $36,600       $45,750      $54,900       $64,050
   150,000        33,075       44,100        55,125       66,150        77,175
   175,000        38,700       51,600        64,500       77,400        90,300
   200,000        44,325       59,100        73,875       88,650       103,425
   225,000        49,950       66,600        83,250       99,900       116,550
   250,000        55,575       74,100        96,625      111,150       129,675
   275,000        61,200       81,600       102,000      122,400       142,800
   300,000        66,825       89,100       111,375      133,650       155,925

Generally, the monthly pension benefit under the Plans for named executive officers is equal to 1% of the first $750 of average monthly compensation plus 1.5% of the remainder of the executive officer's average monthly compensation, multiplied by the executive's number of years of credited service. In the case of service years prior to 1975, the executive's benefit for such years is equal to 25% of the executive's average monthly compensation multiplied by a fraction equal to the executive's number of years of credited service divided by 35 and adjusted for the normal form of payment under the Plans as in effect at that time. The benefit in respect of years prior to 1975 is not reflected in the table. For purposes of the preceding computations, an executive's average monthly compensation is equal to the highest average of the executive's base compensation (on a monthly basis) for any five consecutive calendar years during the final 10 calendar years before retirement. For 1995, the base compensation for each of the named executive officers is the same as the salary shown in the summary compensation table under "Management-Executive Compensation." After three years of service, a participant becomes 20% vested and vesting continues in 20% increments for each year of service. At seven years the participant is 100% vested. The estimated number of credited years of service for named executive officers is as follows: Malcolm MacLeod, 43 years; Edmond Moran, Jr., 27 years and William P. Muller, 20 years.

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

The table sets forth certain information concerning the number of shares covered by stock options as of December 31, 1997. At December 31, 1997 the fair market value is assumed to be equal to the exercise price. None of the named executive officers exercised an option to purchase the Company's Common Stock in 1997.

                          Fiscal Year-End Option Values

                                                                Number of
                                                         Securities Underlying         Value of Unexercised
                              Shares                         Unexercised               in-the-Money Options
                             Acquired                      Options at Fiscal         at Fiscal year End ($)
                                on         Value                Year-end                    (Exercisable/
      Name                   Exercise      Realized    (Exercisable/Unexercisable)         Unexercisable)
      ----                   --------      --------    ---------------------------         --------------
Paul R. Tregurtha                 0           0                     0                            0

James R. Barker                   0           0                     0                            0

Malcolm W. MacLeod                0           0                   800/0                        $0/$0

Edmond J. Moran, Jr.              0           0                     0                            0

William P. Muller                 0           0                   168/0                         0/0

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board of Directors is comprised of Messrs. Tregurtha, Barker and MacLeod. Messrs. Tregurtha, Barker and MacLeod have served in the positions described under "Executive Officers and Directors of the Registrant". Generally such relationships can create an opportunity for conflicts of interest in compensation decisions. Other than as set forth below, none of the members of the Committee has any other relationship with other entities that would require additional disclosure. Messrs. Tregurtha and Barker serve in various capacities, including serving as directors, of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping. Mr. Langlois, a director of the Company, is an executive officer of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping. The boards of directors of such entities perform the functions of compensation committees. In addition, the Company provides ship docking and undocking services to Mormac, a company which is owned by Messrs. Barker and Tregurtha and certain members of their families and as to which Messrs. Barker and Tregurtha are principal executive officers. Mormac operates three Coronado class oil tankers in the foreign trade and manages tankers for others in the Jones Act. During 1997, Mormac paid $275,000 for ship docking services performed by the Company. All such services were provided on arms'-length terms at customary rates. Management has been informed that Mormac expects to continue to use the Company's tug services in each instance where Mormac's tankers call on a harbor which the Company services. All such services will be performed on arms'-length terms and conditions. All of the members of the Compensation Committee are also parties to stockholder agreements with the Company.

The Company has entered into the Insurance Agreement with the Mormac Group. Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company and the Mormac Group entered into the Insurance Agreement in an effort to reduce insurance expenses by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company and the Mormac Group agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 65% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 35% of any such additional insurance claims expense will be borne by the Mormac Group. Amounts payable to the Company from members of the Mormac Group totaled $222,000 at December 31, 1997. The Company believes that the terms of the Insurance Agreement which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

In February 1997, the Company entered into a bareboat charter with Interlake Transportation, Inc., a corporation which is indirectly owned by Messrs. Tregurtha and Barker, and as to which Messrs. Tregurtha, Barker and Langlois serve as executive officers and/or directors. Pursuant to the bareboat charter, the Company bareboat chartered a tug until December, 1997, at an aggregate cost of approximately $573,000. As part of a related transaction on February 21, 1997, in which the Company purchased the barge Massachusetts from a third party, the Company assigned its right to purchase such tug from the same third party to Interlake Transportation, Inc., which purchased the tug. The Company received no consideration for such assignment to Interlake Transportation, Inc. In December 1997, the Company purchased the tug from Interlake Transportation, Inc. at a price equal to the price paid to the third party in February, 1997. Interlake Transportation, Inc. realized no gain or loss on the sale.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain beneficial ownership information as of March 27, 1998, concerning the Company's Common Stock with respect to (1) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (2) each director of the Company, (3) each named executive officer of the Company, and (4) all directors and executive officers of the Company as a group.

                                                                   Number
     Directors, Named Officers and                                   of
     5% Beneficial Owners (1)                                     Shares (2)              Percentage
     ------------------------                                     ----------              ----------
     Lakes Shipping Company, Inc.---------------------------        28,000                   61.5%
     Paul R. Tregurtha (3)----------------------------------        34,375                   75.4
     James R. Barker (4)------------------------------------        30,310                   66.5
     Malcolm W. MacLeod (5)---------------------------------         2,800                    6.1
     Edmond J. Moran, Jr.-----------------------------------         1,200                    2.6
     Andrew P. Langlois (6)---------------------------------           450                    1.0
     Alan Marchisotto---------------------------------------           800                    1.8
     Jeffrey J. McAulay (7)---------------------------------           100                    0.2
     William P. Muller (7)----------------------------------           168                    0.4
     Mort Lowenthal-----------------------------------------             -                     -
     Directors and executive officers as a group (9 persons)        42,097                   92.4

(1) Unless otherwise indicated, the business address of each beneficial owner of more than 5% of the Company's Common Stock is Three Landmark Square, Stamford, Connecticut 06901.
(2) For purposes of computing the percentage of outstanding shares of the Company's Common Stock held by each person or entity, a person or entity is deemed to have "beneficial ownership" of any shares of the Company's Common Stock which such person or entity has the right to acquire within 60 days after the date of the report. Any such shares are deemed to be outstanding for purposes of computing percentages of beneficial ownership. Unless otherwise indicated, shares of the Company's Common Stock are considered beneficially owned by a person or entity if such person or entity has or shares voting or investment power with respect to such shares. As a result, the same security may be beneficially owned by more than one child and entity and, accordingly, in some cases, the same shares are listed opposite more than one name in this table.
(3) Mr. Tregurtha owns directly 6,375 shares of the Company's Common Stock. In addition, Mr. Tregurtha beneficially owns 44.6% of the capital stock of, and serves as Vice Chairman of, Lakes Shipping. Therefore, Mr. Tregurtha may be deemed to beneficially own the 28,000 shares beneficially owned by Lakes Shipping.
(4) Mr. Barker owns directly 2,310 shares of the Company's Common Stock. In addition, Mr. Barker and certain members of his family beneficially own in the aggregate 44.6% of the capital stock of Lakes Shipping. Mr. Barker also serves as Chairman of Lakes Shipping. Therefore, Mr. Barker may be deemed to beneficially own the 28,000 shares beneficially owned by Lakes Shipping. Three of Mr. Barker's adult children own, in the aggregate, 3,465 shares of Company's Common Stock, which shares are excluded from the number of shares of the Company's Common Stock shown as being owned by Mr. Barker. Mr. Barker disclaims beneficial ownership of all 3,465 shares which are owned by his children.
(5) Mr. MacLeod's business address is Two Greenwich Plaza Greenwich, Connecticut 06830. Includes options to purchase 800 shares of the Company's Common Stock which were granted to Mr. MacLeod upon the consummation of the Acquisition.
(6) Shares shown are held by an individual retirement account for the benefit of Mr. Langlois.
(7) Includes presently exercisable options to purchase shares of the Company's Common Stock.

Item 13.  Certain Relationships and Related Transactions

As discussed under "Business," the Company was formed in June 1994 in order to acquire all of the outstanding capital stock of the Predecessor from, among others, Messrs. MacLeod and Moran. Messrs. MacLeod, Moran and Marchisotto acquired shares of the common stock of the Company concurrently with the closing of the Acquisition. In addition, as discussed in note 1 to the consolidated financial statements attached to this report, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. Finally, the agreement governing the Acquisition provides for the payment of a contingent purchase price to the former stockholders of the Predecessor upon the occurrence of certain events. Contingent purchase price of $12.0 million was paid to the former stockholders on February 10, 1997. The remaining $1.6 million of the contingent purchase price was released from escrow during the third quarter of 1997 when a subsidiary of the Company terminated its leasehold interest in Jakobson Shipyard. Part of the Jakobson escrow was paid to the Company ($0.4 million), with the remainder ($1.2 million) paid to the Stockholders of the Predecessor.

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



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)       Documents Filed as Part of the Report

          (1) Financial Statements - The Company

     The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

           Report of Independent Accountants  . . . . . . . . . . . .     F-1

           Consolidated Balance Sheets at December 31, 1996
           and December 31, 1997 . . . . . . . . . . . . . . . .   F-2 to F-3

           Consolidated Statements of Income for the Years Ended
           December 31, 1995, December 31, 1996 and December 31, 1997. .  F-4

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1995, December 31, 1996 and December 31, 1997. .  F-5

           Consolidated Statement of Stockholders' Equity for  the
           Years Ended December 31, 1995, December 31, 1996 and
           December 31, 1997. . . . . . .. . . . . . . . . . . . . . .    F-6

           Notes to Consolidated Financial Statements . . . . . . F-7 to F-20

          (3)  Exhibits
     The following is a list of Exhibits to this Report. Exhibits 10.18 - 10.20 are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this report pursuant to Item 14(c) of this report.

Exhibit No.    Description of Document

3.1*      Certificate of Incorporation of the Registrant

3.2*      By-Laws of the Registrant.

4.1* Indenture, dated as of July 11, 1994, among the Registrant, the Guarantors named therein and Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee, relating to the Notes (including forms of Notes and Guarantees).

4.1(a)**  Supplemental Indenture No. 1, dated December 29, 1994.

4.1(b)***Supplemental Indenture No. 2, dated January 2, 1996.

4.1(c) Supplemental Indenture No. 3, dated December 31, 1996 (filed as exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.1(d)    Supplemental Indenture No. 4, dated December 31, 1997.

4.2* Form of Preferred Ship Mortgage, dated July 11, 1994, in favor of Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee.

4.3* Form of Preferred Fleet Mortgage, dated July 11, 1994, in favor of Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee.

10.1***** Second Amendment of the Revolving Credit Agreement, dated as of
          July 11, 1994, among the Company, the Restricted Subsidiaries named therein and BankBoston, N.A. (formerly known as The First National Bank of Boston), individually and as agent.

10.2* Revolving Credit Agreement, dated as of July 11, 1994, among the Registrant and the Restricted Subsidiaries named therein and The First National Bank of Boston, the other lenders that may become parties thereto, and The First National Bank of Boston, as agent.

10.2(a)** Instrument of Adherence dated December 29, 1994 by Barge Pennsylvania
          Corporation.

10.2(b)***Instrument of Adherence dated January 2, 1996, by Moran Bulk
          Corporation.

10.2(c) Instrument of Adherence dated December 31, 1996 by Seaboard Barge Corporation, Petroleum Transport Corporation, and Moran Towing of Delaware, Inc. (filed as exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.3* Security Agreement, dated as of July 11, 1994 among the Registrant, its subsidiaries named therein and The First National Bank of Boston, individually and as agent (filed as exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.3(a) Security Agreement, dated December 31, 1996 among Seaboard barge Corporation, Petroleum Transport Corporation and Moran Towing of Delaware, Inc., and The First National Bank of Boston, individually and as agent (filed as exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.4* Note, dated July 11, 1994, of the Registrant and its subsidiaries named therein, payable to the order of The First National Bank of Boston in the principal amount of up to $10,000,000.

10.5(a) Amended and Restated Term Loan Agreement, dated as of December 12, 1997, among Moran Towing Corporation, the guarantors named therein, and BankBoston Leasing Inc., as lender and as agent.

10.5(b) Amended and Restated Term Loan Agreement, dated as of December 12, 1997, payable by Moran Towing Corporation, to BankBoston Leasing Inc.

10.5(c) Guaranty in favor of BankBoston Leasing Inc., dated as of December 12, 1997.

10.5(d) First Preferred Fleet Mortgage, dated December 12, 1997, in favor of BankBoston Leasing Inc.

10.6      Agreement dated December 10, 1997, between Interlake
          Transportation, Inc. and Moran Towing Corporation.

10.7***** Licensed Agreement, effective June 10, 1995, between Seafarers
          International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.8***** Unlicensed Agreement, effective June 10, 1995, between Seafarers
          International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.9 Agreement, effective May 1, 1996, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Pennsylvania and Moran Towing of Maryland, divisions of Moran Towing Corporation.

10.10 Licensed Agreement, effective November 24, 1996, between American Maritime Officers and Moran Mid-Atlantic Corporation, Moran Towing of Pennsylvania Division.

10.11 Memorandum of Agreement between Local 333, United Marine Division, International Longshoremans Association, AFL-CIO, and Moran Towing & Transportation Co., Inc.

10.12     Agreement, effective May 1, 1997, between International
          Organization of Masters, Mates & Pilots and Moran Towing of Florida, Inc.

10.14* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Malcolm W. MacLeod.

10.15* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Edmond J. Moran, Jr.

10.16* Stockholder Agreement, dated as of July 11, 1994, between the Registrant and Alan L. Marchisotto.

10.17* Form of Stockholder Agreement, dated as of July 11, 1994, between the Registrant and each of Lakes Shipping Company, Inc., Paul R. Tregurtha, James R. Barker, Andrew P. Langlois, James A. Barker, Mark W. Barker and Karen E. Barker.

10.18*    1994 Stock Option Plan of the Registrant.

10.19*    Form of 1994 Stock Option Agreement.

10.20* Moran Towing Corporation and Subsidiaries Supplemental Employee Retirement Plan.

10.21**** Marine Insurance Additional Retention Agreement between Global
          Marine Enterprises Ltd., Interlake Steamship Company, Lakes Shipping Company, Inc., Moran Towing Corporation and Mormac Marine Transport, Inc..

12.1 Statement regarding computation of ratio of earnings to fixed charges.

21.1       List of Subsidiaries.

27.1      Financial Data Schedule - Fiscal year end 1997

27.2 Financial Data Schedule - Fiscal year ends 1995, 1996 and Quarters 1, 2, 3 of 1996

27.3      Financial Data Schedule - Quarter 1, 2, and 3 of 1997

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

***** Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

****** Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Moran Transportation Company


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Moran Transportation Company and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP

Stamford, Connecticut
February 20, 1998

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                          December 31,
                                                                      -------------------
                                                                        1996       1997
                                                                      --------   --------
                      ASSETS

Current assets
  Cash and cash equivalents .......................................   $  5,827   $  9,945
  Accounts receivable, less allowance for doubtful accounts of $323
  and $288 at December 31, 1996 and 1997, respectively ............     12,744     14,319
  Inventory (note 4) ..............................................      4,395      4,161
  Unexpired insurance and other prepaid expenses ..................      2,065      2,487
  Restricted funds held for contingent consideration (note 1) .....     12,000         --
                                                                      --------   --------
     Total current assets .........................................     37,031     30,912

Investment in joint venture (note 6) ..............................      2,892      3,164
Insurance claims receivable .......................................      2,346      2,563
Fixed assets, net (note 3) ........................................    121,325    119,920
Shipyard assets held for sale (note 13) ...........................      3,036         --
Restricted funds held for contingent consideration (note 1) .......      1,600         --
Other assets ......................................................      4,487      3,731
                                                                      --------   --------

Total assets ......................................................   $172,717   $160,290
                                                                      ========   ========



  See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                           December 31,
                                                                       -------------------
                                                                         1996       1997
                                                                       --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable ...........................................   $  4,486   $  3,602
  Current portion of long-term debt (note 8) .......................         --        168
  Accounts payable to joint venture ................................      1,066        477
  Accrued interest payable .........................................      4,308      4,331
  Other accrued liabilities ........................................      4,227      3,936
  Backpay liability ................................................        885        837
  Income taxes payable (note 9) ....................................        926         --
  Liability for contingent consideration (note 1) ..................     12,000         --
                                                                       --------   --------
     Total current liabilities .....................................     27,898     13,351

Long-term debt (note 8) ............................................     80,000     83,252
Insurance claims reserves ..........................................      5,989      7,227
Deferred income taxes (note 9) .....................................     34,150     32,450
Postretirement benefits other than pensions (note 10) ..............      3,995      4,321
Liability for contingent consideration (note 1) ....................      1,600         --
Other liabilities ..................................................      6,060      5,045
                                                                       --------   --------
     Total liabilities .............................................    159,692    145,646

Commitments and contingencies (notes 11 and 12)

Mandatorily redeemable capital stock 4,000 shares outstanding ......      1,000      1,000

Stockholders' Equity
   Common stock, par value $0.01 per share authorized-100,000 shares
   issued and outstanding 40,600 shares ............................          1          1

   Capital surplus .................................................     10,149     10,149
   Retained earnings ...............................................      1,875      3,494
                                                                       --------   --------
   Total stockholders' equity ......................................     12,025     13,644
                                                                       --------   --------

   Total liabilities and stockholders' equity ......................   $172,717   $160,290
                                                                       ========   ========


  See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (Dollars in thousands, except per share amount)

                                                                      Year Ended December 31,
                                                               -----------------------------------
                                                                 1995          1996        1997
                                                               ---------    ---------    ---------
Operating revenue ..........................................   $  77,343    $  91,458    $ 100,526
Cost of operations
   Operating expenses ......................................      45,672       57,451       66,090
   Depreciation ............................................       7,412        7,719        7,769
                                                               ---------    ---------    ---------
    Total cost of operations ...............................      53,084       65,170       73,859
                                                               ---------    ---------    ---------
Gross profit ...............................................      24,259       26,288       26,667
General and administrative expenses ........................      14,221       14,283       13,755
                                                               ---------    ---------    ---------
Operating income ...........................................      10,038       12,005       12,912
Interest expense ...........................................     (10,192)     (10,132)     (10,026)
Interest income ............................................          51          146          346
Equity in loss from joint venture (note 6) .................        (188)         (66)        (727)
Other income/(expense), net ................................         155          160         (273)
                                                               ---------    ---------    ---------
(Loss)/income before provision for income taxes ............        (136)       2,113        2,232
Provision for income taxes (note 9) ........................         200          808          613
                                                               ---------    ---------    ---------
   Net (loss)/income .......................................   $    (336)   $   1,305    $   1,619
                                                               =========    =========    =========

(Loss)/earnings per share
   Basic ...................................................       (7.53)       29.26        36.30
                                                               =========    =========    =========
   Diluted .................................................       (7.53)       28.56        35.20
                                                               =========    =========    =========

Weighted average number of shares outstanding (in thousands)
   Basic ...................................................        44.6         44.6         44.6
                                                               =========    =========    =========
   Diluted .................................................        44.6         45.7         46.0
                                                               =========    =========    =========


  See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                           Year ended December 31,
                                                       --------------------------------
                                                         1995        1996        1997
                                                       --------    --------    --------
Cash flows from operating activities
     Net (loss)/income .............................   $   (336)   $  1,305    $  1,619

Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
     Depreciation and amortization .................      9,472      11,092      11,666
     Deferred income taxes .........................        267      (1,898)     (1,661)
     Equity in loss from joint venture .............        188          66         727
     Loss on disposal of floating equipment ........         --         128          90
Changes in operation assets and liabilities:
     Accounts receivable ...........................     (1,500)       (697)     (1,575)
     Other current assets ..........................       (425)       (182)        219
     Accounts payable and accrued expenses .........     (2,528)      2,811      (1,740)
     Income taxes payable ..........................        151         (69)       (926)
     Insurance claims receivable ...................       (823)       (629)       (217)
     Insurance claims reserve ......................        530       1,658       1,238
     Other assets and liabilities ..................        495      (2,158)       (679)
                                                       --------    --------    --------
Net cash provided by operating activities ..........      5,491      11,427       8,761
                                                       --------    --------    --------

Cash flows from investing activities
     Capital expenditures ..........................     (5,832)     (5,110)    (12,713)
     Capital contribution to joint venture .........         --          --      (1,000)
     Net proceeds from constructive total loss .....         --          --       2,800
     Proceeds from sale of leasehold interest ......         --          --       2,850
                                                       --------    --------    --------
Net cash used for investing activities .............     (5,832)     (5,110)     (8,063)
                                                       --------    --------    --------

Cash flows from financing activities
     Proceeds from borrowings ......................      1,000       2,250       3,420
     Repayment of debt .............................     (1,512)     (5,664)         --
     Debt issuance costs ...........................       (140)        (82)         --
                                                       --------    --------    --------
Net cash (used for)/provided by financing activities       (652)     (3,496)      3,420
                                                       --------    --------    --------
Net (decrease)/increase in cash and cash equivalents       (993)      2,821       4,118
Cash and cash equivalents at beginning of period ...      3,999       3,006       5,827
                                                       --------    --------    --------

Cash and cash equivalents at end of period .........   $  3,006    $  5,827    $  9,945
                                                       ========    ========    ========

Cash paid during period for
     Interest ......................................   $  9,743    $  9,816    $  9,579
                                                       ========    ========    ========
     Income taxes ..................................   $    469    $  2,742    $  3,656
                                                       ========    ========    ========

 See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)



                                                        Common    Capital    Retained
                                                        Stock     Surplus    Earnings      Total
                                                       --------   --------   --------    --------
Balance at December 31, 1994 .......................   $      1   $  9,999   $    906    $ 10,906

Net loss ...........................................         --         --       (336)       (336)
                                                       --------   --------   --------    --------

Balance at December 31, 1995 .......................   $      1   $  9,999   $    570    $ 10,570

Transfer of mandatorily redeemable capital stock....         --        150         --         150

Net income .........................................         --         --      1,305       1,305
                                                       --------   --------   --------    --------

Balance at December 31, 1996 .......................   $      1   $ 10,149   $  1,875    $ 12,025

Net income .........................................         --         --      1,619       1,619
                                                       --------   --------   --------    --------

Balance at December 31, 1997 .......................   $      1   $ 10,149   $  3,494    $ 13,644
                                                       ========   ========   ========    ========

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997


(1) Moran Transportation Company

Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company which provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. The Company is a majority owned subsidiary of Lakes Shipping Company, Inc. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. In February 1997, $12.0 million of the escrow amount was released to the former shareholders upon the release of the Company from the partnership guarantees. There was no impact on the Company, other than assets and liabilities being reduced. The Company released the remaining $1.6 million escrow during the third quarter when a subsidiary of the Company terminated its leasehold interest in Jakobson Shipyard. The loss related to the lease termination was not material.

(2) Summary of Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of Moran Transportation Company and its subsidiaries. The financial statements also include a 50% owned joint venture in a marine tank barge operation which is accounted for under the equity method of accounting. All material intercompany items and transactions are eliminated in consolidation.

    Reclassifications

Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the December 31, 1997 presentation.

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

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997


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

In 1997, Financial Accounting Standards No. 128 (FAS 128) - "Earnings Per Share" was issued and is effective for the Company on January 1, 1997. FAS 128 changes the calculation of earnings per share ("EPS") under generally accepted accounting principles in the U.S. to be more consistent with international standards. Under the new standards, companies replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS, which will be similar to fully diluted EPS as previously computed.

    Revenue Recognition

Tug and barge revenue is recognized as services are performed.

    Drydocking Expenses

Drydocking and related costs are capitalized when incurred and amortized over the period until the next drydocking, usually 30 months.

    Fixed Assets/Depreciation

Fixed assets include the cost of land, building, floating equipment, capitalized drydocking costs, construction work-in-progress, improvements to leaseholds and equipment. Interest incurred during the construction of floating equipment is capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to twenty-five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the assets are expensed.

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

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997


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

    Earnings Per Share

Effective December 31, 1997, earnings per share were calculated in accordance with FAS 128, accordingly prior years earning per share have been restated.

Basic earnings per share is determined by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

(3) Fixed Assets

Fixed assets consist of the following:

                                                           Dec. 31,     Dec. 31,
                                                             1996         1997
                                                           --------     --------
Floating equipment ...................................     $133,828     $135,550
Capitalized drydocking costs .........................        7,875       10,123
Construction in progress .............................          125        2,425
Shipyard and pier improvements .......................           70          171
Furniture, fixtures and leasehold improvements .......          641          903
Equipment ............................................          147          199
Land .................................................          663          663
                                                           --------     --------

Less: Accumulated depreciation and amortization ......       22,024       30,114
                                                           --------     --------
Total ................................................     $121,325     $119,920
                                                           ========     ========

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997


(4) Inventories of Fuel, Supplies and Repair Materials

The components of inventory are as follows:

                                                           Dec. 31,     Dec. 31,
                                                             1996         1997
                                                            ------       ------
Fuel .................................................      $1,103       $  916
Diesel parts .........................................       1,564        1,583
Propeller wheels and shafts ..........................       1,230        1,221
Rope, fenders, supplies and miscellaneous ............         498          441
                                                            ------       ------
Total ................................................      $4,395       $4,161
                                                            ======       ======

(5) Investment in affiliated partnerships

Subsidiaries of the Predecessor had a 20% interest in each of four partnerships with subsidiaries of Overseas Shipholding Group, Inc., each of which partnership is the bareboat charterer of one U.S. flag tanker. These interests were transferred to the stockholders of the Predecessor as part of the Acquisition.

The Predecessor had provided certain financial guarantees in connection with the acquisition of the affiliated partnerships. These undertakings were limited to $12,000 in the aggregate and among others, guaranteed (i) payment of the equity portion of charter hire to the owner of the affiliated partnership's tankers,
(ii) certain indemnity obligations arising under the bareboat charters, including tax obligations, and (iii) the obligation of the partnerships to maintain and insure the tankers. These guarantees survived the Acquisition and remained the obligation of the Company. To secure these guarantees, $12,000 of the purchase price was put into escrow to be released when the guarantees expired in 2003, to the extent not called upon. These funds were included in restricted funds held for contingent consideration. In February 1997, the Company was released from these obligations and the $12,000 escrow related to these guarantees was distributed to the former shareholders.

(6) Investment in Joint Venture

The Company has invested in a 50% owned joint venture which owns and operates an ocean going petroleum barge. The Company accounts for the joint venture under the equity method.

Partner's capital in the Company's 50% investment in the joint venture was $794, $968, and $1,480 at December 31, 1995, 1996 and 1997 respectively. The Company received no cash dividends in the three years ended December 31, 1997 and made a partnership contribution of $1,000 in 1997 to cover dry-docking related costs.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997

The Company's 50% interest in the assets, liabilities, revenues, expenses and income of the joint venture is summarized as follows:

                                                            As of December 31,
                                                            ------------------
                                                            1996         1997
                                                            ----         ----
  Total assets......................                       $1,483       $1,858
                                                           ======       ======
  Total liabilities.................                         $516         $378
                                                             ====         ====

                                           For the years ended December 31,
                                           --------------------------------
                                        1995                1996           1997
                                        ----                ----           ----
  Total revenues....................   $1,939              $2,528        $1,460
                                       ======              ======        ======
  Total expenses....................   $1,887              $2,354        $1,947
                                       ======              ======        ======
  Equity in income/(loss)...........      $52                $174         $(487)
                                          ===                ====         =====

In connection with the Acquisition, the Company increased the carrying value of its investment by $2,519 to fair market value. The Company is amortizing the increase over ten years, representing the remaining useful life of the joint venture's barge. Amortization was $240 per year for the three years ending December 31, 1997.

(7) Insurance Subsidiary

The consolidated financial statements include the accounts of the Company's wholly-owned insurance subsidiary whose fiscal year end is March 31. Summarized unaudited financial information based on the Company's reporting periods is as follows:

                                                           As of December 31,
                                                           ------------------
                                                           1996         1997
                                                           ----         ----
  Total assets......................                      $2,122       $2,188
                                                          ======       ======
  Total liabilities.................                        $387         $384
                                                            ====         ====

                                          For the years ended December 31,
                                          --------------------------------
                                       1995              1996           1997
                                       ----              ----           ----
  Total income (a)..................    $10              $118            $70
                                        ===              ====            ===

(a) Total income includes interest income of $23, $156 and $91 for the years ended December 31, 1995, 1996 and 1997, respectively.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997


(8) Long-term Debt

Long-term debt at December 31 was as follows:

                                                                         1996      1997
                                                                         ----      ----

11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004   $80,000   $80,000
 8.1% Term Loan due June 1, 2005 ....................................        --     3,420
                                                                        -------   -------
                                                                         80,000    83,420

     Less: Current maturities .......................................        --       168
                                                                        -------   -------
     Long-term portion ..............................................   $80,000   $83,252
                                                                        =======   =======

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

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997


On December 1, 1997, the Company purchased a tug from an affiliated company. As part of that transaction, the Company entered into a $3.4 million term loan which is payable in 24 quarterly installments through June 1, 2005, with a balloon payment equal to 50% of the original loan value. Interest is based upon LIBOR plus 1.75% but is fixed through June 1, 1999 at 8.1%. The loan is secured by the tug April Moran.

The Company has a Senior Credit Facility, which consists of a revolving line of credit (the "Revolving Credit Facility") of up to $10,000, including a letter of credit facility (the "Letter of Credit Facility") of up to $5,000. Any amounts outstanding under the letter of Credit Facility reduce the available credit under the Revolving Credit Facility. The accounts receivable and inventory of the Company primarily secure the Revolving Credit Facility. At December 31, 1996 and 1997, letters of credit outstanding were $472 and $472, respectively. At year-end, the Company had no borrowings outstanding under the Revolving Credit Facility which expires on July 11, 2000.

The Company has deferred debt placement costs incurred in connection with the $80,000 of First Preferred Ship Mortgage Notes. The unamortized balance of such fees was $2,854 and $2,415 at December 31, 1996 and 1997, respectively.

(9) Income Taxes

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

The components of the provision for income taxes are as follows:

                                       For the years ended December 31,
                                       --------------------------------
                                       1995         1996          1997
                                       ----         ----          ----

        Current......................  $776        $2,680        $2,274
        Deferred.....................  (576)       (1,872)       (1,661)
                                       ----        ------        ------
                                       $200          $808          $613
                                       ====        ======        ======

This provision includes state tax expense for the years ended December 31, 1995, 1996 and 1997 of $279, $34 and $182, respectively.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997

The reconciliation of the Company's effective income tax rate and the statutory income tax rate are as follows:

                                                For the years ended December 31,
                                                --------------------------------
                                                 1995          1996        1997
                                                 ----          ----        ----
         Statutory income tax rate............. (34.0)%        35.0%       35.0%
         Increases (decreases) due to:

              State taxes...................... 135.8           6.4         5.3
              Meals and entertainment..........  40.7           2.0         1.9
              Rate differential................   -            (2.6)        1.8
              Release of valuation allowance...   -             -         (17.3)
              Other-net........................   4.8          (2.6)        0.8
                                                -----          ----        ----
         Effective income tax rate............. 147.3%         38.2%       27.5%
                                                =====          ====        ====

Under FAS 109, temporary differences which give rise to a significant portion of net deferred tax liabilities were as follows:

                                                          Dec. 31,     Dec. 31,
                                                            1996         1997
                                                          --------     --------
Deferred tax assets
   State and local taxes .............................    $    816     $    749
   Insurance claims reserves .........................         746          623
   Post retirement benefits other than pensions ......       1,358        1,469
   Capital loss carry forward ........................         386           --
   Additional compensation ...........................         234          268
   Hull insurance aggregate reserves .................         759        1,179
   P & I insurance aggregates reserve ................         373          373
   Backpay liability .................................       1,782        1,403
   Other items-net ...................................         445         (109)
                                                          --------     --------
   Total deferred tax assets .........................       6,899        5,955
                                                          --------     --------
Deferred tax liabilities
   Depreciation and amortization .....................     (36,307)     (34,411)
   Pension benefits ..................................        (466)        (368)
   Capitalized drydocking costs ......................      (1,606)      (2,263)
   Land valuation ....................................        (197)        (197)
   Fuel inventory costs ..............................        (374)        (311)
   Capitalized environmental remediation costs .......        (820)          --
                                                          --------     --------
   Total deferred tax liabilities ....................     (39,770)     (37,550)

   Valuation allowance ...............................        (721)        (335)
                                                          --------     --------
   Net deferred tax liabilities ......................    $(33,592)    ($31,930)
                                                          ========     ========

The current portion of net deferred income taxes of $558 and $520 at December 31, 1996 and 1997, respectively, is included in other prepaid expenses.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997

(10) Pension, Postretirement Benefit and Profit Sharing Plans

      Pension

The net periodic pension expense for the Company's defined benefit pension plan is comprised of the following:

                                                For the years ended December 31,
                                                --------------------------------
                                                    1995       1996       1997
                                                  -------    -------    -------
Service cost-benefits earned during the period    $   286    $   327    $   305
Interest cost projected benefit obligation ....       557        559        532
Actual return on plan assets ..................      (988)      (757)    (1,043)
Net amortization and deferral .................       425        117        438
                                                  -------    -------    -------
Net periodic pension expense ..................   $   280    $   246    $   232
                                                  =======    =======    =======

The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's financial statements at December 31, 1996 and December 31, 1997:

                                                             Dec. 31,   Dec. 31,
                                                               1996       1997
                                                              ------     ------
Actuarial present value of benefit obligation:
Vested benefits obligation ...............................    $5,176     $5,847
                                                              ======     ======

Accumulated benefit obligation ...........................    $5,383     $6,044
                                                              ======     ======

Projected benefit obligation .............................    $7,099     $7,878
Fair value of plan assets ................................     7,775      8,338
                                                              ------     ------
Plan assets in excess of projected benefit obligation ....       676        460
Unamortized loss .........................................       691        675
                                                              ------     ------

Prepaid pension costs ....................................    $1,367     $1,135

                                                             Dec. 31,   Dec. 31,
                                                               1996       1997
                                                              ------     ------
The actuarial assumptions are:
Discount rate ............................................      7.50%      7.25%
Rate of increase in compensation levels ..................       4.0%       4.0%
Expected long-term rate of return on assets ..............       8.0%       8.0%

The Company has a defined benefit pension plan covering substantially all shoreside non-union employees. The plan generally provides benefit payments using a formula that is based on an employee's compensation and length of service. The Company's policy is to fund current service costs. The plan's assets are primarily invested in a managed bond portfolio with a portion invested in a managed equity portfolio. In 1996, a $69 contribution was made for the 1995 plan year. Since the plan is fully funded, no contribution is required for the 1997 plan year. In addition, the Company has an unfunded supplemental

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                    Three-year period ended December 31, 1997

employee retirement plan ("SERP") for certain executives. The Company's pension SERP liability was $575 and $651 at December 31, 1996 and 1997 respectively.

In accordance with contractual agreements, the Company makes contributions to union-sponsored pension and welfare plans. Such contributions were $956, $1,965 and $2,287 for years December 31, 1995, 1996 and 1997, respectively. In addition, the Company has a defined contribution pension plan for non-union fleet employees. The Company made contributions of $182, $201 and $333 for the years ended December 31, 1995, 1996 and 1997, respectively.

Profit Sharing Plan

The Company has a non-contributory profit-sharing plan covering substantially all shoreside non-union employees. Company contributions are at the discretion of the Board of Directors. The Company made contributions of $556, $674 and $681 for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company has an unfunded profit sharing SERP for certain executives. The Company's profit sharing SERP liability was $114 and $137 at December 31, 1996 and 1997, respectively.

Post Retirement Benefits

The Company provides certain health care and life insurance benefits to all employees who retire from the Company and satisfy certain service and age requirements.

Generally, the medical coverage pays a stated percentage of most medical expenses reduced for any deductible and payments made by Medicare or other group coverage. Benefits are administered through an insurance carrier paid by the Company. The cost of providing these benefits is shared with retirees. The cost sharing provisions vary depending on the retirement date. The plan is unfunded. The premium cost of providing these benefits was $281, $265 and $271 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company accounts for retiree health care costs in accordance with Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997

The following table sets forth the Company's accrued postretirement benefit liability recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1997 and related postretirement cost for the years ended December 31, 1996 and 1997.

                                                                   December 31,
                                                                 ---------------
                                                                  1996     1997
                                                                 ------   ------
Actuarial present value of postretirement benefit obligation:
  Retirees ...................................................   $2,955   $3,590
  Fully eligible active participants .........................      890      842
  Other active participants ..................................      801      984
                                                                 ------   ------
Accumulated postretirement benefit obligation ................    4,646    5,416
Unrecognized net loss ........................................      663    1,107
                                                                 ------   ------
Accrued postretirement benefit liability .....................   $3,983   $4,309
                                                                 ======   ======

Net periodic postretirement benefit cost for periods ended December 31, 1996 and December 31, 1997 included the following components:

                                                                     1996   1997
                                                                     ----   ----
Service cost of benefits earned ..................................   $161   $176
Interest cost on accumulated postretirement benefits obligation ..    318    366
Amortization of unrecognized loss ................................     32     49
                                                                     ----   ----
Net periodic postretirement benefit cost .........................   $511   $591
                                                                     ====   ====

The discount rate used in determining the APBO was 7.5% in fiscal 1996 and 7.25% in 1997. The assumed health care cost trend rate used for measuring the APBO was divided into two categories:

                                                                    1996   1997
                                                                    ----   ----
Under age 65 participants .......................................   11.9%  10.8%
Over age 65 participants ........................................   14.5%  12.8%

Over 17 years, rates were assumed to remain unchanged at 6.1% for the under age 65 participants and 6.3% for the over age 65 participants, for 1996 and for 1997.

If the health care cost trend rate was increased 1 percent, the APBO as of December 31, 1996, would have increased 11.6%. The effect of this change on the aggregate of service and interest cost for period ended December 31, 1996 would be an increase of 15.2%. As of December 31, 1997, the effect on the APBO would be an increase of 11.6% and for period service and interest an increase of 14.3%.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997

(11) Commitments

On November 8, 1996, a subsidiary of the Company entered into a 10 year bareboat charter for the barge Portsmouth. The Company has an option to purchase the barge at the end of the seventh year and at the end of the lease term. The annual charterhire for this vessel is $1.0 million over the term of the lease.

Minimum annual rental commitments at December 31, 1997, under non-cancelable operating leases, including the bareboat charter for the Portsmouth, are as follows:

              1998........................................    $1,888
              1999........................................     1,840
              2000........................................     1,842
              2001........................................     1,789
              2002........................................     1,713
              2003 and beyond.............................     4,786

Total gross rent expense was $1,054, $1,160 and $1,896 for the years ended December 31, 1995, 1996 and 1997, respectively.

(12) Contingent Liabilities

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

While the current state of law imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company believes that its portion of the hazardous materials disposed of at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

(13) Shipyard Assets Held for Sale

In the third quarter of 1997, the owner of the Jakobson Shipyard site sold its property to the State of New York and the Town of Oyster Bay. At the same time, Jakobson Shipyard, Inc., a subsidiary of the Company, terminated its leasehold interest in the property and received $2.9 million. The loss related to the lease termination was not material.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997

(14) Financial Instruments

The following disclosure of the estimated fair value of financial instruments at December 31, 1996 and 1997 is made in accordance with the requirements of FAS
No 107, "Disclosure about Fair Market of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's financial instruments consist of cash, short-term trade receivables and payables, and short and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair value.

Based upon the average of the bid and asked price for the 11.75% Series B First Preferred Ship Mortgage Notes at their respective year ends, the fair value of the Company's Notes as of December 31, 1996 and 1997 is approximately $86,700 and $88,800 respectively. The Company's other long-term debt is considered to be at fair value.

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

The fair value information presented herein is based on pertinent information available to management as of December 31, 1996 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(15) Related Party Transactions

In 1995, the Company and certain related parties (the "Group") negotiated insurance coverage with third party providers in order to obtain lower premiums. In connection with the new coverage, the Group entered into a risk sharing agreement whereby the Company would bear a portion of certain claims expense of the Group in proportion to its past experience. This percentage is reset each year. The Company believes its agreement is at arms length. The amount due from related parties at December 31, 1997 was $222.

                          MORAN TRANSPORTATION COMPANY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

                    Three-year period ended December 31, 1997

(16) Mandatorily Redeemable Capital Stock

Mandatorily Redeemable Capital Stock is the same as the Company's Common Stock in terms of voting rights, dividends and other attributes except that under certain circumstances it is redeemable at the option of stockholders or the Company at fair market value. As of December 31, 1996 and 1997, the fair market value of the shares was $250 per share. The Company's Common Stock contains no redemption features. During 1996, 600 shares of mandatorily redeemable stock were transferred into 600 shares of common stock and are no longer subject to any put rights or mandatorily redeemable features.

(17) Stock Option Plan

On July 11, 1994 the Company adopted a Stock Option Plan (the "1994 Plan") which became effective on the date of the Acquisition to provide an incentive to certain employees of the Company to remain in the employ of the Company and to increase their personal interest in the success of the Company. The maximum number of shares of the Company's Common Stock issuable under the 1994 Plan is 2,000, of which 1,640 were granted in the period ended December 31, 1994 at a price equal to the fair market value of the Company's Common Stock at the date of the grant. None of the options granted were exercised in the period ended December 31, 1996. Participation in the 1994 Plan is limited to employees of the Company designated by the Plan Committee. Non-employee directors of the Company are not eligible to participate. A total of 350 options were granted in 1996. No options were granted in 1997.

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



                                                MORAN TRANSPORTATION COMPANY
                                                    (Registrant)


March 30, 1998                                  /s/ Jeffrey J. McAulay
                                                ----------------------
                                                Jeffrey J. McAulay
                                                Vice President of
                                                Finance and Administration
                                                (Principal Financial Officer)
                                                and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1998                                  /s/ Paul R. Tregurtha
                                                ----------------------
                                                Paul R. Tregurtha
                                                Chairman of the Board
                                                and Director


March 30, 1998                                  /s/ James R. Barker
                                                --------------------
                                                James R. Barker
                                                Vice-Chairman of the Board
                                                and Director


March 30, 1998                                  /s/ Malcolm W. MacLeod
                                                -----------------------
                                                Malcolm W. MacLeod
                                                President, Chief Executive
                                                Officer and Director

                                   SIGNATURES


March 30, 1998                                  /s/ Edmond J. Moran, Jr.
                                                -------------------------
                                                Edmond J. Moran, Jr.
                                                Director


March 30, 1998                                  /s/ Robert J. Patten
                                                ---------------------
                                                Robert J. Patten
                                                Controller (Principal
                                                Accounting Officer)


March 30, 1998                                  /s/ Andrew P. Langlois
                                                -----------------------
                                                Andrew P. Langlois
                                                Director


March 30, 1998                                   /s/ Mort Lowenthal
                                                 -------------------
                                                 Mort Lowenthal
                                                 Director


                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                 WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
                THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent, and does not at present intend to send, to its security holders either: (1) An annual report to security-holders covering the registrant's last fiscal year; or (2) A proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security-holders.