Form 10-Q
period 1998-03-31
MORAN TRANSPORTATION CO
filed 1998-05-14
CIK 928188

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                                    Yes X No
                                 ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of May 14, 1998, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                           MORAN TRANSPORTATION COMPANY
                                  FORM 10-Q
                                    INDEX

                                                                            PAGE
                                                                            ----
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements of Moran Transportation
               Company and Subsidiaries

        Consolidated Balance Sheets at December 31, 1997 and
               March 31, 1998                                                 3

        Consolidated Statements of Income for the three
               months ended March 31, 1997 and March 31, 1998                 5

        Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and March 31, 1998                 6

        Notes to Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II.       OTHER INFORMATION                                             10

                          PART I - FINANCIAL INFORMATION

                            Item 1.Financial Statements

                           MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                         DEC 31,      MARCH 31,
                                                          1997          1998
                                                         --------      --------
                                                                     (unaudited)
               ASSETS
               ------
Current assets
  Cash and cash equivalents                              $  9,945      $ 11,547
  Accounts receivable, less allowance for doubtful
    accounts of $288 and $292 at December 31, 1997
    and March 31, 1998, respectively                       14,319        13,388
      Inventory                                             4,161         4,104
      Unexpired insurance and other prepaid expenses        2,487         1,880
                                                         --------      --------
               Total current assets                        30,912        30,919

Investment in joint venture                                 3,164         3,108
Insurance claims receivable                                 2,563         3,841
Fixed assets, net                                         119,920       119,569
Other assets                                                3,731         3,545
                                                         --------      --------
               Total assets                              $160,290      $160,982
                                                         --------      --------
                                                         --------      --------

        See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Dollars in Thousands)
                                                         DEC 31,      MARCH 31,
                                                          1997          1998
                                                         --------      --------
                                                                     (unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities
   Trade accounts payable                                $  3,602      $  6,301
   Current portion of long-term debt                          168           172
   Accounts payable to joint venture                          477         1,045
   Accrued interest payable                                 4,331         1,990
   Other accrued liabilities                                3,936         2,073
   Backpay liability                                          837           837
   Income taxes payable                                         -           865
                                                         --------      --------
               Total current liabilities                   13,351        13,283

Long-term debt                                             83,252        83,207
Insurance claims reserves                                   7,227         7,419
Deferred income taxes                                      32,450        32,450
Postretirement benefits other than pensions                 4,321         4,430
Other liabilities                                           5,045         4,853
                                                         --------      --------
               Total liabilities                          145,646       145,642
                                                         --------      --------

Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock-4,000
  shares outstanding                                        1,000         1,000
                                                         --------      --------
Stockholders' Equity

  Common stock, par value $0.01 per share
    authorized-100,000 shares issued and
    outstanding 40,600 shares                                   1             1

    Capital surplus                                        10,149        10,149
    Retained earnings                                       3,494         4,190
                                                         --------      --------
    Total stockholders' equity                             13,644        14,340
                                                         --------      --------
    Total liabilities and stockholders' equity           $160,290      $160,982
                                                         --------      --------
                                                         --------      --------

         See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                 AND SUBSIDIARIES

                           Consolidated Statements of Income
                          For the Three Months Ended March 31,
                    (Dollars in Thousands, except per share amounts)
                                      (Unaudited)

                                                           1997          1998
                                                         --------      --------
Operating revenue                                        $ 24,829      $ 25,712
Cost of operations
    Operating expenses                                     15,982        16,412
    Depreciation                                            1,954         1,977
                                                         --------      --------
Total cost of operations                                   17,936        18,389
                                                         --------      --------
Gross profit                                                6,893         7,323
General and administrative expenses                         3,671         3,757
                                                         --------      --------
Operating income                                            3,222         3,566
Interest expense                                           (2,512)       (2,559)
Interest income                                                31           119
Equity in loss from joint venture                             (97)          (56)
Other income                                                    1            15
                                                         --------      --------
Income before provision for income taxes                      645         1,085

Provision for income taxes                                    240           389
                                                         --------      --------
    Net income                                           $    405      $    696
                                                         --------      --------
                                                         --------      --------

Earnings per share
    Basic                                                $   9.08      $  15.61
                                                         --------      --------
                                                         --------      --------
    Diluted                                              $   8.84      $  15.13
                                                         --------      --------
                                                         --------      --------

Weighted average number of shares
  outstanding (in thousands)
    Basic                                                    44.6          44.6
                                                         --------      --------
                                                         --------      --------
    Diluted                                                  45.8          46.0
                                                         --------      --------
                                                         --------      --------

          See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31,
                               (Dollars in Thousands)
                                    (Unaudited)

                                                           1997          1998
                                                         --------      --------
Cash flows from operating activities:
   Net income                                            $    405      $    696
                                                         --------      --------
Adjustments to reconcile net income to net
   cash (used for) provided by operating activities:
   Depreciation and amortization                            2,922         3,106
   Deferred income taxes                                     (524)            -
   Equity in loss from joint venture                           97            56

Changes in operating assets and liabilities:
   Accounts receivable                                     (1,280)          931
   Other current assets                                      (160)          664
   Accounts payable and accrued expenses                   (1,820)         (937)
   Income taxes payable                                       738           865
   Insurance claims receivable                               (634)       (1,278)
   Insurance claims reserves                                  182           192
   Other assets and liabilities                              (146)          (83)
                                                         --------      --------
Net cash (used for) provided by operating activities         (220)        4,212

Cash flows from investing activities:
   Capital expenditures                                    (1,954)       (2,569)
                                                         --------      --------
Net cash used for investing activities                     (1,954)       (2,569)

Cash flows from financing activities:
   Repayment of debt                                            -           (41)
                                                         --------      --------
Net cash used for financing activities                          -           (41)

Net (decrease)/increase in cash and cash
   equivalents cash equivalents                            (2,174)        1,602

Cash and cash equivalents at beginning of period            5,827         9,945
                                                         --------      --------
Cash and cash equivalents at end of period               $  3,653      $ 11,547
                                                         --------      --------
                                                         --------      --------

         See accompanying notes to consolidated financial statements

                           MORAN TRANSPORTATION COMPANY
                                 AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands, unless otherwise noted)
                                   (UNAUDITED)

NOTE 1 - MORAN TRANSPORTATION COMPANY
-------------------------------------

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------

                                COMMON    CAPITAL    RETAINED
                                 STOCK    SURPLUS    EARNINGS     TOTAL
                                 -----    -------    --------     -----

Balance at December 31, 1997      $ 1     $ 10,149    $3,494     $13,644

Net Income                          -            -       696         696
                                  ---     --------    ------     -------
Balance at March 31, 1998         $ 1     $ 10,149    $4,190     $14,340
                                  ---     --------    ------     -------
                                  ---     --------    ------     -------

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

NOTE 5 - FINANCIAL STATEMENTS OF GUARANTORS
-------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

OPERATING REVENUES: Operating revenues increased by $0.9 million, or 3.6% during the first quarter of 1998 as compared to the comparable period in 1997. Tug services revenues increased by 1.8%, to $15.4 million, primarily due to increased harbor docking revenues, partially offset by lower coastwise towing. The Company also won a two-year renewal of the New York City Department of Transportation contract that began on July 1, 1996 and will now expire on June 30, 2000. Marine transportation revenues increased by 6.3% to $10.3 million reflecting increased revenues from the transportation of oil, scrap and other bulk products, which were partially offset by lower coal transportation.

OPERATING EXPENSES: Operating expenses increased by $0.4 million, or 2.7%, to $16.4 million in the first quarter of 1998. The increase is primarily due to increased costs for outside towing due to the increased activity discussed above, partially offset by a decrease in fuel prices during the first three months as compared to last year. The Company also had higher drydocking amortization expense, compared to the first quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.1 million, or 2.3%, to $3.8 million in the first quarter of 1998. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased by $0.3 million, or 10.7%, to $3.6 million in the first quarter of 1998. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

INTEREST INCOME: Interest income increased by $0.1 million, or 283.9%, to $0.1 million in 1998 due to higher invested cash.

NET INCOME: Net income increased by $0.3 million, to $0.7 million in the first quarter of 1998. The improvement in overall profitability was principally driven by higher operating profit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents for the three months ended March 31, 1998 increased by $1.6 million. This increase was attributable to the factors discussed below:

In the three months ending March 31, 1998, net cash provided by operating activities was $4.2 million. This was used to fund capital expenditures of $2.6 million and resulted in an increase of cash and cash equivalents of $1.6 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

A subsidiary of the Company has entered into a long-term contract to provide tug and barge services to Florida Power & Light, a major Florida utility. The five year contract begins on October 1, 1998. Under the terms of the contract, the subsidiary is building a number of tug and barge units. Capital expenditures associated with the project is expected to be $10 million. The Company is currently exploring various financing alternatives.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
            None

ITEM 2. CHANGES IN SECURITIES
        (a) None
        (b) None
        (c) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 27, 1998, the stockholders of the Company, at their annual meeting unanimously elected the following persons to serve as directors:

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

                                 MORAN TRANSPORTATION COMPANY

                                 By: /s/ Malcolm W. MacLeod
                                    ----------------------------
                                    Name: Malcolm W. MacLeod
                                    Title: President and Chief Executive Officer

Date:   5/14/98                  By: /s/ Jeffrey J. McAulay
                                    ----------------------------
                                    Name: Jeffrey J. McAulay
                                    Title: Vice President, Finance and
                                    Administration
                                    (principal financial officer)