Form 10-Q
period 1998-06-30
MORAN TRANSPORTATION CO
filed 1998-08-12
CIK 928188

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998

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

     As of August 12, 1998, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                            MORAN TRANSPORTATION COMPANY
                                    FORM 10 - Q
                                       INDEX

                                                                            PAGE
                                                                            ----
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements of Moran Transportation
               Company and Subsidiaries

          Consolidated Balance Sheets at December 31, 1997 and
               June 30, 1998                                                   3

          Consolidated Statements of Income for the six
               months ended June 30, 1997 and June 30, 1998                    5

          Consolidated Statements of Income for the three
               months ended June 30, 1997 and June 30, 1998                    6

          Consolidated Statements of Cash Flows for the six
               months ended June 30, 1997 and June 30, 1998                    7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10

PART II.  OTHER INFORMATION                                                   12

                           PART I - FINANCIAL INFORMATION


                            ITEM 1. FINANCIAL STATEMENTS

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)


                                                          DEC 31,     JUNE 30,
                                                           1997         1998
                                                           ----         ----
                                                                     (UNAUDITED)

      ASSETS
      ------
Current Assets
   Cash and cash equivalents. . . . . . . . . . . . . .  $  9,945     $ 13,061
   Accounts receivable, less allowance for doubtful
      accounts of $288 and $361 at December 31, 1997
      and June 30, 1998, respectively . . . . . . . . .    14,319       13,246
   Inventory  . . . . . . . . . . . . . . . . . . . . .     4,161        4,087
   Unexpired insurance and other prepaid expenses . . .     2,487        2,007
                                                         --------     --------
      Total Current Assets. . . . . . . . . . . . . . .    30,912       32,401

Investment in joint venture . . . . . . . . . . . . . .     3,164        3,252
Insurance claims receivable . . . . . . . . . . . . . .     2,563        2,148
Fixed assets, net . . . . . . . . . . . . . . . . . . .   119,920      122,878
Other assets. . . . . . . . . . . . . . . . . . . . . .     3,731        3,373
                                                         --------     --------
      Total Assets. . . . . . . . . . . . . . . . . . .  $160,290     $164,052
                                                         ========     ========



See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)



                                                                              DEC 31,      JUNE 30,
                                                                               1997          1998
                                                                                          (UNAUDITED)

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .   $  3,602       $  7,049
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .        168            176
   Accounts payable to joint venture . . . . . . . . . . . . . . . . . . .        477          1,508
   Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .      4,331          4,340
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .      3,936          2,246
   Backpay liability . . . . . . . . . . . . . . . . . . . . . . . . . . .        837            837
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .          -            290
                                                                             --------       --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     13,351         16,446

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     83,252         83,162
Insurance claims reserves. . . . . . . . . . . . . . . . . . . . . . . . .      7,227          6,123
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     32,450         32,482
Postretirement benefits other than pensions. . . . . . . . . . . . . . . .      4,321          4,538
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,045          4,667
                                                                             --------       --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    145,646        147,418
                                                                             --------       --------

Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock-4,000 shares outstanding. . . . . . .      1,000          1,000
                                                                             --------       --------

Stockholders' Equity
      Common stock, par value $0.01 per share authorized - 100,000 shares
      issued and outstanding - 40,600 shares . . . . . . . . . . . . . . .          1              1

   Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,149         10,149
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,494          5,484
                                                                             --------       --------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .     13,644         15,634
                                                                             --------       --------
   Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . .   $160,290       $164,052
                                                                             ========       ========



             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                                       1997           1998
                                                                       ----           ----

Operating revenue. . . . . . . . . . . . . . . . . . . . . .        $50,048        $52,393
Cost of operations
   Operating expenses. . . . . . . . . . . . . . . . . . . .         32,108         32,951
   Depreciation. . . . . . . . . . . . . . . . . . . . . . .          3,923          3,954
                                                                    -------        -------
Total cost of operations . . . . . . . . . . . . . . . . . .         36,031         36,905
                                                                    -------        -------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .         14,017         15,488
General and administrative expenses. . . . . . . . . . . . .          7,335          7,654
                                                                    -------        -------
Operating income . . . . . . . . . . . . . . . . . . . . . .          6,682          7,834
Interest expense . . . . . . . . . . . . . . . . . . . . . .         (5,020)        (5,107)
Interest income. . . . . . . . . . . . . . . . . . . . . . .             96            248
Equity in (loss)/income from joint venture . . . . . . . . .           (268)            88
Other income . . . . . . . . . . . . . . . . . . . . . . . .              1             48
                                                                    -------        -------
Income before provision for income taxes . . . . . . . . . .          1,491          3,111

Provision for income taxes . . . . . . . . . . . . . . . . .            536          1,121
                                                                    -------        -------
   Net income. . . . . . . . . . . . . . . . . . . . . . . .        $   955        $ 1,990
                                                                    =======        =======

Earnings per share
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 21.41        $ 44.62
                                                                    =======        =======
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . .        $ 20.85        $ 43.26
                                                                    =======        =======


Weighted average number of shares outstanding (in thousands)
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . .           44.6           44.6
                                                                       ====           ====
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . .           45.8           46.0
                                                                       ====           ====



             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED JUNE 30,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                                       1997           1998
                                                                       ----           ----

Operating revenue. . . . . . . . . . . . . . . . . . . . . .        $25,219        $26,681
Cost of operations
   Operating expenses. . . . . . . . . . . . . . . . . . . .         16,126         16,539
   Depreciation. . . . . . . . . . . . . . . . . . . . . . .          1,969          1,977
                                                                    -------        -------
Total cost of operations . . . . . . . . . . . . . . . . . .         18,095         18,516
                                                                    -------        -------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .          7,124          8,165
General and administrative expenses. . . . . . . . . . . . .          3,664          3,897
                                                                    -------        -------
Operating income . . . . . . . . . . . . . . . . . . . . . .          3,460          4,268
Interest expense . . . . . . . . . . . . . . . . . . . . . .         (2,508)        (2,548)
Interest income. . . . . . . . . . . . . . . . . . . . . . .             65            129
Equity in (loss)/income from joint venture . . . . . . . . .           (171)           144
Other income . . . . . . . . . . . . . . . . . . . . . . . .              -             33
                                                                    -------        -------
Income before provision for income taxes . . . . . . . . . .            846          2,026

Provision for income taxes . . . . . . . . . . . . . . . . .            296            732
                                                                    -------        -------
   Net income. . . . . . . . . . . . . . . . . . . . . . . .        $   550        $ 1,294
                                                                    =======        =======

Earnings per share
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12.33        $ 29.01
                                                                    =======        =======
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12.01        $ 28.13
                                                                    =======        =======


Weighted average number of shares outstanding (in thousands)
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . .           44.6           44.6
                                                                       ====           ====
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . .           45.8           46.0
                                                                       ====           ====



             See accompanying notes to consolidated financial statements

                            MORAN TRANSPORTATION COMPANY
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



                                                                       1997           1998
                                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .        $   955        $ 1,990
                                                                    -------        -------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization . . . . . . . . . . . . . .          5,894          6,191
   Deferred income taxes . . . . . . . . . . . . . . . . . .         (1,087)            32
   Equity in loss/(income) from joint venture. . . . . . . .            268            (88)

Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . .           (618)         1,073
   Other current assets. . . . . . . . . . . . . . . . . . .            251            554
   Accounts payable and accrued expenses . . . . . . . . . .           (921)         2,805
   Income taxes payable. . . . . . . . . . . . . . . . . . .             48            290
   Insurance claims receivable . . . . . . . . . . . . . . .         (1,096)           415
   Insurance claims reserves . . . . . . . . . . . . . . . .            435         (1,104)
   Other assets and liabilities. . . . . . . . . . . . . . .           (345)          (177)
                                                                    -------        -------
Net cash provided by operating activities. . . . . . . . . .          3,784         11,981

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . . . . .         (3,053)        (8,775)
                                                                    -------        -------
Net cash used for investing activities . . . . . . . . . . .         (3,053)        (8,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt . . . . . . . . . . . . . . . . . . . .              -            (90)
                                                                    -------        -------
Net cash used for financing activities . . . . . . . . . . .              -            (90)
                                                                    -------        -------
Net increase in cash and cash equivalents. . . . . . . . . .            731          3,116

Cash and cash equivalents at beginning of period . . . . . .          5,827          9,945
                                                                    -------        -------
Cash and cash equivalents at end of period . . . . . . . . .        $ 6,558        $13,061
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

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------


                                  COMMON      CAPITAL      RETAINED
                                   STOCK      SURPLUS      EARNINGS    TOTAL
                                   -----      -------      --------    -----
Balance at December 31, 1997       $ 1       $ 10,149       $3,494    $13,644

Net Income                           -              -        1,990      1,990
                                   ---       --------       ------    -------
Balance at June 30, 1998           $ 1       $ 10,149       $5,484    $15,634
                                   ===       ========       ======    =======


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

NOTE 4 - CONTINGENT LIABILITIES
-------------------------------


In February 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "Town"), New York, against a subsidiary of the Company and several other potentially responsible parties ("PRP"). The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a Federal Superfund site in Syosset, New York, which served as a Town owned and operated landfill between 1933 and 1975. In a Record of Decision, issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $25,000 and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site.

While the current state of law imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. The Company believes that its subsidiary's portion of the hazardous materials disposed of at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

OPERATING REVENUES: Operating revenues increased 4.7% during the first six months of 1998 as compared to the comparable period in 1997. Tug services revenues increased by 8.4%, to $31.8 million, primarily due to strong shipdocking in the majority of the Company's ports. Marine transportation revenues decreased by 0.6% to $20.6 million primarily due to the drydocking of the barge FLORIDA in the first half of the year. In addition, lower coal transportation was replaced by increased transportation of scrap and other cargos.

OPERATING EXPENSES: Operating expenses increased by $0.8 million, or 2.6%, to $33.0 million in the first six months of 1998. The increase is primarily due to increased costs for labor and outside towing due to the increased activity discussed above. Partially offsetting these increased costs have been lower fuel costs and lower outside charter hire due to the purchase of the tug APRIL in December of 1997. The Company also had higher drydocking amortization expense, compared to the first half of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.3 million, or 4.3%, to $7.7 million in the first six months of 1998. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased by $1.2 million, or 17.2%, to $7.8 million in the first six months of 1998. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

EQUITY IN INCOME/(LOSS) IN JOINT VENTURE - Equity income/(loss) from the Company's joint venture increased from a loss of $268,000 in the first half of 1997 to a profit of $88,000 in the first half of 1998. This increase was due to higher rates and utilization compared to the first six months of 1997. The joint venture's barge had a drydocking in 1997 which began in the second quarter.

NET INCOME: Net income increased by $1.0 million, to $2.0 million in the first six months. The improvement in overall profitability was principally driven by higher operating profit, together with higher equity income in joint venture.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

OPERATING REVENUES: Operating revenues increased 5.8% during the second quarter of 1998 as compared to the comparable period in 1997. Tug services revenues increased by 15.4%, to $16.4 million, primarily due to strong shipdocking in the majority of the Company's ports. Marine transportation revenues decreased by 6.7% to $10.3 million primarily due to the drydocking of the barge FLORIDA in the first half of the year, as lower coal movements effectively were replaced by higher scrap and other movements.

OPERATING EXPENSES: Operating expenses increased by $0.4 million, or 2.6%, to $16.5 million in the second quarter of 1998. The increase is primarily due to increased costs for labor and outside towing due to the increased activity discussed above. Partially offsetting this increase has been the impact of lower fuel prices as compared to the comparable period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by $0.2 million, or 6.4%, to $3.9 million in the second quarter of 1998. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income increased by $0.8 million or 23.4%, to $4.3 million in the second quarter of 1998. This increase was due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

EQUITY IN INCOME/(LOSS) IN JOINT VENTURE - Equity income/(loss) from the Company's joint venture increased from a loss of $171,000 in the second quarter of 1997 to a profit of $144,000 in the second quarter of 1998. This increase was due to higher rates and utilization compared to the comparable period in 1997. The joint venture's barge had a drydocking in 1997, which began in the second quarter.

NET INCOME: Net income increased by $0.7 million, or 135.3%, to $1.3 million in the second quarter. The improvement in overall profitability was principally driven by higher operating profit, together with higher equity income in joint venture.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents for the six months ended June 30, 1998 increased by $3.1 million. This increase was attributable to the factors discussed below:

In the six months ending June 30, 1998, net cash provided by operating activities was $12.0 million. This was used to fund capital expenditures of $8.8 million (primarily drydockings as well as the capital associated with the vessels being built for the Florida Power & Light contract) and to repay debt of $0.1 million, resulting in a net increase of cash and cash equivalents of $3.1 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

A subsidiary of the Company has entered into a long-term contract to provide tug and barge services to Florida Power & Light, a major Florida utility. The five year contract begins on October 1, 1998. Under the terms of the contract, the subsidiary is building a number of tug and barge units. Capital expenditures associated with the project is expected to be $10 million, which will be completed this year. The Company is currently financing this expenditure with internally generated cash flow.

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

               None

ITEM 5.   OTHER INFORMATION

               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          10.1 Memorandum of Understanding, effective June 1, 1998, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL-CIO, and Moran Towing of Texas Inc.

          27   Financial data schedule

          (b) Reports on Form 8-K.

               None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MORAN TRANSPORTATION COMPANY




                               By:/s/ Malcolm W. MacLeod
                                  -------------------------------
                                   Name: Malcolm W. MacLeod
                                   Title: President and Chief Executive Officer




Date:  8/12/98                 By:/s/ Jeffrey J. McAulay
      --------                    -------------------------------
                                   Name: Jeffrey J. McAulay
                                   Title: Vice President, Finance
                                   and Administration
                                   (principal financial officer)