Form 10-Q
period 1998-09-30
MORAN TRANSPORTATION CO
filed 1998-11-13
CIK 928188

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

     As of November 13, 1998, 44,600 shares of the common stock, par value $0.01 per share, of Moran Transportation Company, were issued and outstanding.

                          MORAN TRANSPORTATION COMPANY
                                   FORM 10 - Q
                                      INDEX

                                                                                        PAGE
PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements of Moran Transportation
                         Company and Subsidiaries

                  Consolidated Balance Sheets at December 31, 1997 and
                         September 30, 1998 ..........................................      3

                  Consolidated Statements of Income for the nine
                         months ended September 30, 1997 and September 30, 1998 ......      5

                  Consolidated Statements of Income for the three
                         months ended September 30, 1997 and September 30, 1998 ......      6

                  Consolidated Statements of Cash Flows for the nine
                         months ended September 30, 1997 and September 30, 1998 ......      7

                  Notes to Consolidated Financial Statements .........................      8

Item 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .........................     10

PART II.          OTHER INFORMATION ..................................................     12

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in Thousands)



                                                              Dec 31,   Sept. 30,
                                                               1997      1998
                                                             --------   --------
                                                                       (unaudited)
         ASSETS

Current Assets

     Cash and cash equivalents ...........................   $  9,945   $  8,093
     Accounts receivable, less allowance for doubtful
         accounts of $288 and $433 at December 31, 1997
         and September 30, 1998, respectively ............     14,319     13,121
     Inventory ...........................................      4,161      4,023
     Unexpired insurance and other prepaid expenses ......      2,487      2,823
                                                             --------   --------
         Total Current Assets ............................     30,912     28,060

Investment in joint venture ..............................      3,164      3,283
Insurance claims receivable ..............................      2,563      3,094
Fixed assets, net ........................................    119,920    124,643
Other assets .............................................      3,731      3,187
                                                             --------   --------
         Total Assets ....................................   $160,290   $162,267
                                                             --------   --------
                                                             --------   --------


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                Dec 31,   Sept. 30,
                                                                                 1997       1998
                                                                               --------   --------
                                                                                         (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable ................................................   $  3,602   $  5,372
     Current portion of long-term debt .....................................        168        179
     Accounts payable to joint venture .....................................        477      2,052
     Accrued interest payable ..............................................      4,331      1,990
     Other accrued liabilities .............................................      3,936      2,572
     Backpay liability .....................................................        837        837
     Income taxes payable ..................................................       --          485
                                                                               --------   --------
         Total current liabilities .........................................     13,351     13,487

Long-term debt .............................................................     83,252     83,116
Insurance claims reserves ..................................................      7,227      6,638
Deferred income taxes ......................................................     32,450     32,482
Postretirement benefits other than pensions ................................      4,321      4,647
Other liabilities ..........................................................      5,045      4,482
                                                                               --------   --------
         Total liabilities .................................................    145,646    144,851
                                                                                          --------

Commitments and contingencies (Note 4)

Mandatorily redeemable capital stock-4,000 shares outstanding ..............      1,000      1,000
                                                                               --------   --------

Stockholders' Equity
         Common stock, par value $0.01 per share authorized - 100,000 shares
         issued and outstanding - 40,600 shares ............................          1          1

     Capital surplus .......................................................     10,149     10,149
     Retained earnings .....................................................      3,494      6,265
                                                                               --------   --------
     Total Stockholders' Equity ............................................     13,644     16,415
                                                                               --------   --------
     Total Liabilities and Stockholders' Equity ............................   $160,290   $162,267
                                                                               --------   --------
                                                                               --------   --------


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                     For the Nine Months Ended September 30,
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)




                                                                1997        1998
                                                               --------    --------
Operating revenue ..........................................   $ 75,948    $ 78,790
     Cost of operations
     Operating expenses ....................................     48,280      49,884
     Depreciation ..........................................      5,831       6,009
                                                               --------    --------
Total cost of operations ...................................     54,111      55,893
                                                               --------    --------
Gross profit ...............................................     21,837      22,897
General and administrative expenses ........................     10,883      11,232
                                                               --------    --------
Operating income ...........................................     10,954      11,665
Interest expense ...........................................     (7,512)     (7,701)
Interest income ............................................        204         356
Equity in (loss)/income from joint venture .................       (564)        119
Other (expense) income .....................................        (36)         48
                                                               --------    --------
Income before provision for income taxes ...................      3,046       4,487

Provision for income taxes .................................        810       1,716
                                                               --------    --------
     Net income ............................................   $  2,236    $  2,771
                                                               --------    --------
                                                               --------    --------
Earnings per share
     Basic .................................................   $  50.13    $  62.13
                                                               --------    --------
                                                               --------    --------
     Diluted ...............................................   $  48.61    $  59.98
                                                               --------    --------
                                                               --------    --------

Weighted average number of shares outstanding (in thousands)
     Basic .................................................       44.6        44.6
                                                               --------    --------
                                                               --------    --------
     Diluted ...............................................       46.0        46.2
                                                               --------    --------
                                                               --------    --------


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                    For the Three Months Ended September 30,
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)



                                                                 1997        1998
                                                               --------    --------
Operating revenue ..........................................   $ 25,900    $ 26,397
Cost of operations
     Operating expenses ....................................     16,172      16,933
     Depreciation ..........................................      1,908       2,055
                                                               --------    --------
Total cost of operations ...................................     18,080      18,988
                                                               --------    --------
Gross profit ...............................................      7,820       7,409
General and administrative expenses ........................      3,548       3,578
                                                               --------    --------
Operating income ...........................................      4,272       3,831
Interest expense ...........................................     (2,492)     (2,594)
Interest income ............................................        108         108
Equity in (loss)/income from joint venture .................       (296)         31
Other (expense) income .....................................        (37)       --
                                                               --------    --------
Income before provision for income taxes ...................      1,555       1,376

Provision for income taxes .................................        274         595
                                                               --------    --------
     Net income ............................................   $  1,281    $    781
                                                               --------    --------
                                                               --------    --------

Earnings per share
     Basic .................................................   $  28.72    $  17.51
                                                               --------    --------
                                                               --------    --------
     Diluted ...............................................   $  27.85    $  16.90
                                                               --------    --------
                                                               --------    --------

Weighted average number of shares outstanding (in thousands)
     Basic .................................................       44.6        44.6
                                                               --------    --------
                                                               --------    --------
     Diluted ...............................................       46.0        46.2
                                                               --------    --------
                                                               --------    --------


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         1997       1998
                                                       --------    --------
Cash flows from operating activities:
     Net income ....................................   $  2,236    $  2,771
                                                       --------    --------
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization .................      8,726       9,726
     Deferred income taxes .........................     (2,383)         32
     Equity in loss/(income) from joint venture ....        564        (119)
     Loss on disposal of floating equipment ........         90        --

Changes in operating assets and liabilities:
     Accounts receivable ...........................       (158)      1,198
     Other current assets ..........................        (13)       (198)
     Accounts payable and accrued expenses .........     (4,640)       (360)
     Income taxes payable ..........................        416         485
     Insurance claims receivable ...................         64        (531)
     Insurance claims reserves .....................        706        (589)
     Other assets and liabilities ..................       (418)       (253)
                                                       --------    --------
Net cash provided by operating activities ..........      5,190      12,162

Cash flows from investing activities:
     Capital expenditures ..........................     (4,461)    (13,889)
     Capital contribution to joint venture .........       (750)       --
     Net proceeds from constructive total loss .....      2,800        --
     Proceeds from sale of leasehold interest ......      2,850        --
                                                       --------    --------
Net cash provided by/(used for) investing activities        439     (13,889)

Cash flows from financing activities:
     Repayment of debt .............................       --          (125)
                                                       --------    --------
Net cash used for financing activities .............       --          (125)
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents      5,629      (1,852)
Cash and cash equivalents at beginning of period ...      5,827       9,945
                                                       --------    --------
Cash and cash equivalents at end of period .........   $ 11,456    $  8,093
                                                       --------    --------
                                                       --------    --------

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

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY

                               Common    Capital   Retained
                                Stock    Surplus   Earnings   Total
                                -----    -------   --------   -----
Balance at December 31, 1997   $     1   $10,149   $ 3,494   $13,644

Net Income .................      --        --       2,771     2,771
                               -------   -------   -------   -------

Balance at September, 1998 .   $     1   $10,149   $ 6,265   $16,415
                               -------   -------   -------   -------
                               -------   -------   -------   -------

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


NOTE 5 - FINANCIAL STATEMENTS OF GUARANTORS

All of the Company's subsidiaries ("Guarantors") have guaranteed the Company's $80 million of 11-3/4% First Preferred Ship Mortgage Notes due 2004 (the "Notes"). Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the Guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Therefore, separate financial statements concerning the Guarantors are not deemed material to investors.


NOTE 6 - SUBSEQUENT EVENT

On October 30, 1998, the Company completed a combination (the "Combination") with Turecamo Maritime, Inc., a Delaware corporation, and certain of its affiliated entities (the "Turecamo Entities"). The Turecamo Entities operate 32 tugboats along the East Coast of the United States. Pursuant to the relevant agreements, the existing equityholders of the Company contributed all of their shares of capital stock of the Company to Moran Enterprises Corporation ("Moran Enterprises") in exchange for (i) newly-issued shares of common stock of Moran Enterprises which represent a substantial majority (but less than 80%) of the common stock of Moran Enterprises and (ii) newly-issued shares of Moran Enterprises preferred stock. As a result, Moran Enterprises became the new parent of both the Company and the Turecamo Entities. The Notes are not guaranteed by Moran Enterprises or the Turecamo Entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


RECENT DEVELOPMENTS

On October 30, 1998, the Company completed a combination (the "Combination") with Turecamo Maritime, Inc., a Delaware corporation, and certain of its affiliated entities (the "Turecamo Entities"). The Turecamo Entities operate 32 tugboats along the East Coast of the United States. Pursuant to the relevant agreements, the existing equityholders of the Company contributed all of their shares of capital stock of the Company to Moran Enterprises Corporation ("Moran Enterprises") in exchange for (i) newly-issued shares of common stock of Moran Enterprises which represent a substantial majority (but less than 80%) of the common stock of Moran Enterprises and (ii) newly-issued shares of Moran Enterprises preferred stock. Simultaneously, the existing stockholders of the Turecamo Entities contributed all of their shares of capital stock of each of the Turecamo Entities to Moran Enterprises in exchange for (i) newly-issued shares of common stock of Moran Enterprises, including certain shares which vest if certain financial criteria are met, which represent a minority interest in the common stock of Moran Enterprises, and (ii) an aggregate cash amount of $45.0 million. As a result, Moran Enterprises became the new parent of both the Company and the Turecamo Entities. The Company's 11-3/4% First Preferred Ship Mortgage Notes due 2004 (the "Notes") are not guaranteed by Moran Enterprises or the Turecamo Entities.

The Combination was financed through a $200 million syndicated Credit Agreement among Moran Enterprises, certain participating financial institutions and Fleet Bank, N.A., as administrative agent (the "New Senior Credit Facility"). A portion of the New Senior Credit Facility has been used (i) to finance the Combination and to pay related fees and expenses and (ii) to repay existing debt of the Turecamo Entities. In addition, the Company repaid a $3.5 million term loan from its cash reserves as part of the transaction. The Company's Notes remain outstanding. See "Liquidity and Capital Resources".



RESULTS OF OPERATIONS

Nine months ended September 30, 1997 compared to nine months ended September 30, 1998

Operating Revenues: Operating revenues increased by $2.8 million or 3.7% during the first nine months of 1998 as compared to the comparable period in 1997. Tug services revenues increased by 10.4%, to $48.1 million, primarily due to strong shipdocking in the majority of the Company's ports. Marine transportation revenues decreased by 5.2% to $30.7 million primarily due to the drydocking of the barge Florida in the first half of the year. In addition, coal transportation was lower primarily due to the four month temporary closure of one customer's power generating facility. This facility is now reopened. The decrease in revenue caused by this closure was partially replaced by increased transportation of scrap and other cargos.

Operating Expenses: Operating expenses increased by $1.6 million, or 3.3%, to $48.3 million in the first nine months of 1998. The increase is primarily due to increased costs for labor and outside towing due to the increased activity discussed above. Partially offsetting these increased costs have been lower fuel costs and lower outside charter hire due to the purchase of the tug April in December of 1997. The Company also had higher drydocking amortization expense, compared to the first nine months of 1997.

General and Administrative Expenses: General and administrative expenses increased by $0.3 million, or 3.2%, to $11.2 million in the first nine months of 1998. No individual expense categories have increased or decreased materially.

Operating Income: Operating income increased by $0.7 million, or 6.4%, to $11.7 million in the first nine months of 1998. This improvement is primarily due to the increased revenues described above, partially offset by higher operating and general and administrative costs.

Equity in income/(loss) in joint venture - Equity income/(loss) from the Company's joint venture increased from a loss of $564,000 in the nine months of 1997 to a profit of $119,000 in the first nine months of 1998. This increase was due to higher rates and utilization compared to the first nine months of 1997. The joint venture's barge had a drydocking in 1997 which began in the second quarter and continued into the third quarter.

Taxes: In 1997 taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease. This tax asset had been valued at zero due to the uncertainty associated with the utilization of the deferred tax asset. The Company determined in the third quarter of 1997 that it was more likely than not that the asset could be utilized.

Net Income: Net income increased by $0.5 million, to $2.8 million in the first nine months of 1998. The improvement in overall profitability was principally driven by higher operating profit, together with higher equity income in joint venture, partially offset by higher taxes.

Three months ended September 30, 1997 compared to three months ended September 30, 1998

Operating Revenues: Operating revenues increased by $0.5 million or 1.9% during the third quarter of 1998 as compared to the comparable period in 1997. Tug services revenues increased by 14.6%, to $16.3 million, primarily due to strong shipdocking in the majority of the Company's ports. Marine transportation revenues decreased by 13.5% to $10.1 million primarily due to less coal transportation resulting from the four month temporary closure of one customer's power generating facility. This decrease was partially replaced by increased transportation of scrap and other cargos.

Operating Expenses: Operating expenses increased by $0.8 million, or 4.7%, to $16.9 million in the third quarter of 1998. The increase is primarily due to increased costs for labor and outside towing due to the increased activity discussed above. Partially offsetting this increase has been the impact of lower fuel prices as compared to the comparable period last year.

General and Administrative Expenses: General and administrative expenses remained effectively flat at $3.6 million.

Operating Income: Operating income decreased by $0.4 million or 10.3%, to $3.8 million in the second quarter of 1998. This decrease was due to higher operating and general and administrative costs, which more than offset the increased revenues described above.

Equity in income/(loss) in joint venture - Equity income/(loss) from the Company's joint venture increased from a loss of $296,000 in the third quarter of 1997 to a profit of $31,000 in the third quarter of 1998. This increase was due to higher rates and utilization compared to the comparable period in 1997. The joint venture's barge had a drydocking in 1997, which began in the second quarter and continued into the third quarter.

Taxes: In 1997 taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease. This tax asset had been valued at zero due to the uncertainty associated with the utilization of deferred tax asset. The Company determined in the third quarter that it was more likely than not that the asset could be utilized.

Net Income: Net income decreased by $0.5 million, or 39.0%, to $0.8 million in the third quarter of 1998. The decreases in overall profitability was principally driven by lower operating profit and higher taxes, partially offset by higher equity income in joint venture.



LIQUIDITY AND CAPITAL RESOURCES

The New Senior Credit Facility includes two $80 million term loan facilities, one of which was used to finance the Combination and the other of which may be drawn upon to redeem in full the Company's Notes when they become eligible for redemption under the applicable indenture. The indenture permits redemption of all such Notes commencing on July 15, 1999 at a redemption price equal to 108% of principal amount, with the redemption price decreasing over time thereafter. Under the New Senior Credit Facility, several conditions must be satisfied prior to drawing on the term loan facility to redeem the Notes, including that no event of default shall have occurred or be continuing, that certain representations and warranties are true and correct, and that there shall have been no material adverse change in the condition of the vessels owned by Moran Enterprises and its subsidiaries. The New Senior Credit Facility also includes a $40 million revolving credit facility. Until the Notes are redeemed and the applicable term loan facility is drawn upon, however, the maximum amount that may be outstanding under the revolving credit facility is $20 million, no more than $15 million of which may be drawn upon for the benefit of the Company and its subsidiaries. The revolving credit facility includes a letter of credit subfacility of a separate sublimit which is available to the Company and its subsidiaries and which reduces the available credit under the revolving credit facility by the amount of any outstanding letter of credit and any unreimbursed drawings under letters of credit. The New Senior Credit Facility bears interest at rates linked to the prime rate and/or a Eurodollar rate, at Moran Enterprises's option. The term loan facility which may be drawn upon to redeem the Notes matures on June 30, 2004; the other $80 million term loan facility matures on December 31, 2005. The revolving credit facility has a term of six years.

The New Senior Credit Facility is secured by substantially all of the personal property of Moran Enterprises and the Turecamo Entities, including floating equipment (i.e., vessels) and a pledge of all the capital stock of Moran Enterprises, the Company and the Turecamo Entities. The Company and its domestic subsidiaries have guaranteed the revolving credit facility to the extent that funds are drawn for their benefit, and in that regard, have granted a first priority lien on accounts receivable and inventory to secure the guaranty. If and when the Notes are redeemed in full, the Company and its subsidiaries will grant security interests in substantially all of their assets, including floating equipment, to secure the New Senior Credit Facility. The Company's floating equipment presently continues to secure its Notes.

The New Senior Credit Facility contains customary affirmative and negative covenants, including compliance with law, maintenance of insurance, and limitations on incurrence of debt, liens, investments, sales of assets and mergers. The revolving credit facility thereunder may be used on an ongoing basis to finance working capital and for general corporate purposes.

Concurrently with the closing of the Combination, the Company used available cash to pay the following outstanding indebtedness of the Company: (i) outstanding amounts due under the Company's previous revolving credit facility, totaling $1,823, inclusive of principal, interest and any fees, and
(ii) outstanding amounts due under a separate term loan facility of the Company, totaling $3,422,434, inclusive of principal, interest and any fees.

Cash and cash equivalents for the nine months ended September 30, 1998 decreased by $1.9 million. This decrease was attributable to the factors discussed below:

In the nine months ending September 30, 1998, net cash provided by operating activities was $12.2 million. This was used to fund capital expenditures of $13.9 million (primarily the capital associated with the vessels built for the Florida Power & Light contract together with drydockings) and to repay debt of $0.1 million, resulting in a net increase of cash and cash equivalents of $1.9 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the New Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

A subsidiary of the Company has entered into a long-term contract to provide tug and barge services to Florida Power & Light, a major Florida utility. The five year contract began on October 1, 1998. Under the terms of the contract, the subsidiary built a number of tug and barge units. Capital expenditures associated with the project are approximately $10 million. The Company has financed this expenditure with internally generated cash flow.

Under the terms of the indenture applicable to the Notes, the Company is obligated to offer to purchase the Notes within 30 days after a "Change of Control," as defined in the indenture. The consummation of the Combination may be deemed to be a "Change of Control" under the indenture. Accordingly, in order to satisfy its obligations, the Company expects to commence an offer (the "Change of Control Offer") to purchase the Notes at a purchase price of 101% of principal amount (as prescribed by the indenture) within 30 days after October 30, 1998. However, as disclosed above, the Company anticipates that it will redeem the Notes at a price of 108% of principal amount when it is able to do so in July 1999. Moreover, although recent sale price information is not available, recent quotes for the Notes have exceeded 101% of principal amount. Accordingly, management does not currently expect that a substantial amount of Notes will be tendered to the Company pursuant to the Change of Control Offer, and the Company has not entered into any arrangements to finance purchases of any Notes which are actually tendered pursuant to the Change of Control Offer.

Year 2000 Update

Moran has been aware of the Year 2000 problem for some time. Over the past year Moran has increased the resources dedicated to evaluating Year 2000 exposure and to developing solutions to any potential Year 2000 problems. A Year 2000 Compliance Committee has been established, chaired by the Vice President, Finance and Administration. This committee, which provides regular reports to the Board of Directors, is responsible for coordinating all Year 2000 compliance efforts and ensuring that Year 2000 and related date problems will not impact Moran's operations or the services that Moran provides to customers. Moran believes that it is taking all reasonable steps to address the Year 2000 problem, but offers no assurances that the problem will be avoided in every instance.

Moran has initiated the following multi-step program (the "Year 2000 Program") to ensure Year 2000 compliance:

1. Develop a comprehensive catalog of all systems (both at sea and ashore) that directly or indirectly utilize a date function;

2. Request statements of compliance or suggested methods of achieving compliance from all vendors of date dependent systems;

3.   Repair, replace, or correct non-compliant systems as applicable;

4. Actively unit test all hardware and software components individually to ensure compliance;

5.   Perform integrated testing of systems as applicable;

6.   Correct or replace any systems as required;

The Company's goal is to complete Moran's Year 2000 readiness program by March 31, 1999. Moran will continue to monitor new systems, vendors, and customers as the Year 2000 approaches. Management believes that implementation of the Year 2000 Program is on schedule and approximately 75-80% complete, as of September 30, 1998. The estimated total cost of the Year 2000 Program is not expected to exceed $100,000.

Management does not believe that the Company's normal business activities and operations materially rely on information technology or electronic data interchange with third parties. Nevertheless, applicable requirements of the Securities and Exchange Commission require that the Company disclose a "most reasonably likely worst case scenario" for Year 2000 problems. Applying this requirement, management believes that the area of business operations that could most reasonably be expected to be affected by a Year 2000 problem is the Company's accounting system. However, if any such problem were to arise, management believes that the accounting currently being electronically processed could be completed manually. Management has not formulated any specific contingency plans because management believes the Company's Year 2000 Program will be completed by March 1999.

The information contained herein regarding the Company's efforts to deal with the Year 2000 problem are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Disclosure Act.

CAUTIONARY STATEMENT. The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

The status of the Year 2000 Program and the dates on which the Company believes the Year 2000 Program will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events; however, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between any new systems and any systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

The Company's expectations as to whether Notes will be tendered pursuant to the Change in Control Offer are based upon management's assumptions, based upon recent quotes to purchase the Notes. Factors which might cause differences between expectations and actual results include any future changes in trading prices of the Company's Notes before expiration of the Change in Control Offer.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

              None

Item 2.  Changes in Securities

              None

Item 3.  Defaults upon Senior Securities

              None

Item 4.  Submission of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.1 Stock Exchange Agreement, dated as of August 31, 1998, among Moran Enterprises Corporation, Moran Transportation Company, the Moran Stockholders named therein, Turecamo Maritime, Inc., White Stack Maritime Corp., Turecamo of Savannah, Inc., Turecamo Environmental Services, Inc., and the Turecamo Stockholders named therein (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission (the "Commission") upon request)

         10.2 Credit Agreement, dated as of October 30, 1998, among Moran Enterprises Corporation, the financial institutions named therein, and Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

         10.3 Old Moran Security Agreement, dated October 30, 1998, from Moran Transportation Company and certain of its subsidiaries to Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

         10.4 Subsidiary Guaranty, dated October 30, 1998, from certain subsidiaries of Moran Enterprises Corporation, in favor of Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

         27       Financial data schedule

         (b) Reports on Form 8-K

         (i) The Company filed a current report on Form 8-K dated August 31, 1998, with respect to the Company's proposed combination with Turecamo Maritime, Inc. and certain of its affiliated entities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MORAN TRANSPORTATION COMPANY




                          By:/s/ Malcolm W. MacLeod
                             ----------------------
                             Name: Malcolm W. MacLeod
                             Title: President and Chief Executive Officer




Date:  11/13/98           By:/s/ Jeffrey J. McAulay
      ---------              ----------------------
                             Name: Jeffrey J. McAulay
                             Title: Vice President, Finance
                             and Administration
                             (principal financial officer)

                                  Exhibit Index


Exhibit No.    Description of the Document                                         Page No.
-----------    ---------------------------                                         --------
10.1           Stock Exchange Agreement, dated as of August 31, 1998,
               among Moran Enterprises Corporation, Moran Transportation
               Company, the Moran Stockholders named therein, Turecamo
               Maritime, Inc., White Stack Maritime Corp., Turecamo of
               Savannah, Inc., Turecamo Environmental Services, Inc., and the
               Turecamo Stockholders named therein (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission (the
               "Commission") upon request)

10.2           Credit Agreement, dated as of October 30, 1998, among Moran
               Enterprises Corporation, the financial institutions named therein, and Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

10.3           Old Moran Security Agreement, dated October 30, 1998, from
               Moran Transportation Company and certain of its subsidiaries to Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

10.4 Subsidiary Guaranty, dated October 30, 1998, from certain subsidiaries of Moran Enterprises Corporation, in favor of Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)

27             Financial data schedule