Form 10-K
period 1998-12-31
MORAN TRANSPORTATION CO
filed 1999-03-26
CIK 928188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM                  TO
                                      ----------------    --------------

                          COMMISSION FILE NO. 33-82624

                          MORAN TRANSPORTATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE                                                06-1399280
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

TWO GREENWICH PLAZA, GREENWICH, CT                       06830
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

      Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      As of March 26, 1999, all of the registrant's 44,600 issued and outstanding shares of Common Stock, par value $.01 per share, were held by Moran Enterprises Corporation.

================================================================================

                          MORAN TRANSPORTATION COMPANY
                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Item                                                                        Page
----                                                                        ----

PART I......................................................................   3
     1.    Business.........................................................   3
     2.    Properties.......................................................   9
     3.    Legal Proceedings................................................  12
     4.    Submission of Matters to a Vote of Security Holders..............  12

PART II.....................................................................  12
     5.    Market For Registrant's Common Equity and Related
           Stockholder Matters..............................................  12
     6.    Selected Consolidated Financial Data.............................  13
     7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  14
     8.    Financial Statements ............................................  21
     9.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure..............................  21

PART III....................................................................  22
     10.   Executive Officers and Directors of the Registrant...............  22
     11.   Executive Compensation...........................................  24
     12.   Security Ownership of Certain Beneficial Owners
           and Management...................................................  29
     13.   Certain Relationships and Related Transactions...................  29

PART IV.....................................................................  32
     14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K......................................................  32

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

The Company is a leading provider of tug and marine transportation services on the East and Gulf Coasts and in the U.S. coastwise trade (the "Jones Act" trade). Operating a fleet of 57 tugs and 19 barges, the Company serves a diverse customer base out of the ports of Portsmouth, New Hampshire; New York, New York; Philadelphia, Pennsylvania; Baltimore, Maryland; Norfolk, Virginia; Jacksonville, Florida; Miami, Florida; and Beaumont/Port Arthur, Texas. The Company has relationships that span 30 or more years with many of its major customers in the tug services and marine transportation businesses.

     TUG SERVICES. The Company is a widely recognized leader in the tug services industry and believes it has the greatest number of tugboats performing ship docking and barge towing services along the East and Gulf Coasts of the United States. The Company provides ship docking and undocking services as well as harbor and coastwise towing for major domestic and international bulk and container cargo shipping companies, cruise lines, car carriers, barge transportation companies, oil companies, several municipalities, the U.S. Navy, and the Company's own barge fleet. The Company believes that it has a leading position in the ship docking business in each of its ports of operations, other than in Miami, Florida, where the Company began operations in February 1993.

     MARINE TRANSPORTATION. The Company's barge fleet transports fuel oil and refined petroleum products, coal, grain and other bulk cargoes in the Jones Act and foreign trades. The Company's barges operate under term contracts with utilities and on both a contract and spot market basis with oil companies, refineries, commodity trading companies and other commercial shippers.

RECENT DEVELOPMENTS
On October 30, 1998, the Company completed a combination (the "Combination") with Turecamo Maritime, Inc., a Delaware corporation, and certain of its affiliated entities (the "Turecamo Entities"). The Turecamo Entities operate 33 tugboats and seven barges along the East Coast of the United States. Pursuant to the relevant agreements, the existing equityholders of the Company contributed all of their shares of capital stock of the Company to Moran Enterprises Corporation ("Moran Enterprises") in exchange for (i) newly-issued shares of common stock of Moran Enterprises which represent a substantial majority (but less than 80%) of the common stock of Moran Enterprises and (ii) newly-issued shares of Moran Enterprises preferred stock. Simultaneously, the existing stockholders of the Turecamo Entities contributed all of their shares of capital stock of each of the Turecamo Entities to Moran Enterprises in exchange for (i) newly-issued shares of common stock of Moran Enterprises, including certain shares which vest if certain financial criteria are met, which represent a minority interest in the common stock of Moran Enterprises, and (ii) an aggregate cash amount of $45.0 million. As a result, Moran Enterprises became the new parent of both the Company and the Turecamo Entities. The Company's 11-3/4% First Preferred Ship Mortgage Notes due 2004 (the "Notes") are not guaranteed by Moran Enterprises or the Turecamo Entities.

The Combination was financed through a $200 million syndicated Credit Agreement among Moran Enterprises, certain participating financial institutions and Fleet Bank, N.A., as administrative agent (the "New Senior Credit Facility"). A portion of the New Senior Credit Facility has been used
(i) to finance the Combination and to pay related fees and expenses and (ii) to repay existing debt of the Turecamo Entities. In addition, the Company repaid a $3.5 million term loan from its cash reserves as part of the transaction. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

SALES AND MARKETING

     TUG SERVICES. The general manager of each operating port has ongoing marketing responsibilities for his port. The general managers are assisted by sales personnel based in Greenwich, Connecticut. The Company also has long-standing relationships with a network of independent foreign agents in many of the major shipping centers of the world.

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

     MARINE TRANSPORTATION. The marine transportation industry is highly competitive. The industry has become increasingly concentrated in recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger competitors. The Company has a number of competitors in each of its marine transportation markets that operate U.S. flag barges, tankers and bulkers. Certain of these competitors have substantially greater resources than the Company. However, the number of vessels eligible to engage in Jones Act trade has declined over the past several years.

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

     No single tug services customer accounted for more than 7% of the Company's total consolidated revenues in 1998. Although many of the Company's tug services customers have been customers of the Company for periods in excess of 30 years and although most of the Company's tug services customers have had at least a five-year relationship with the Company, there can be no assurance that any individual contract or relationship will be renewed or continued.

     MARINE TRANSPORTATION. The Company's marine transportation business operates both on a term contract basis and on a spot market basis. The Company strives to maintain an appropriate mix of contract and spot business, based on current market conditions. No single marine transportation customer accounted for more than 7% of the Company's total revenues in 1998.


INSURANCE

The Company's operations are subject to the hazards associated with operating vessels and carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of, or damage to, the Company's vessels, damage to property of third parties (including customers), loss or contamination of cargo, personal injury to employees or third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to, the Company's vessels is insured to amounts that the Company believes represents the fair market values of such vessels, subject to certain deductibles. Vessel operating liabilities, resulting from such things as collision, cargo and environmental damage and personal injury, are insured at levels believed to be adequate primarily through the Company's participation in a protection and indemnity mutual insurance association. However, because of the mutual nature of such insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance. See "Regulatory Matters-Environmental Matters - Oil Pollution Legislation."

The Company has entered into a Marine Insurance Additional Retention Agreement (the "Insurance Agreement") with The Interlake Steamship Company, Lakes Shipping and Mormac Marine Transport Inc. (collectively, the "Mormac Group"). The Turecamo Entities joined the group for hull insurance, effective with the Combination. Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company, the Mormac Group and now the Turecamo Entities for hull insurance, have entered into the Insurance Agreement in an effort to reduce insurance expense by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company, the Mormac Group and now the Turecamo Entities, have agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 75% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 25% of any such additional insurance claims expense will be borne by the Mormac Group. The Company's broker is currently calculating the split between the Company, the Mormac entities and the Turecamo Entities. Amounts payable to the Company from members of the Mormac Group totaled $541,000 at December 31, 1998. The Company believes that the terms of the Insurance Agreement, which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

REGULATORY MATTERS

     GENERAL. The Company's rates for transportation of bulk cargoes, which are not published and are negotiated with its customers, are not subject to government regulation. The operation of tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as under certain state and local laws. Tugboats and barges are required to meet operational and safety standards currently established by the United States Coast Guard. In addition, most of the Company's tugboats and all of its barges meet construction and repair standards established by the American Bureau of Shipping, a private vessel inspection organization. The Company's seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are documented by the United States Coast Guard. See also "Regulatory Matters-Occupational Health Regulations".

     JONES ACT AND RELATED REGULATIONS. The Jones Act restricts marine transportation between United States ports to vessels built and registered in the United States and owned by United States citizens. The Jones Act also requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. In addition, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States flag operators than for owners of vessels registered under foreign flags. Because the Company transports cargo between United States ports and engages in harbor work within United States ports, most of its business depends upon the Jones Act remaining in effect. Compliance with the requirements of the Jones Act is therefore very important to the operations of the Company and the loss of Jones Act status could have a significant adverse effect on the Company. In this regard, stockholder agreements prohibit the transfer of Moran Enterprise's capital stock to non-U.S. citizens. See "Certain Relationships and Related Transactions." The Company also monitors the citizenship of its employees and will take any remedial action necessary to insure compliance with Jones Act requirements. There have been various on-going unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade. These efforts have been consistently defeated by large margins in the United States Congress. Management believes that continued efforts will be made to gain access to such trade and if such efforts are successful, there could be an adverse effect on the Company.

     ENVIRONMENTAL MATTERS. The Company is subject to various legislation and regulations enacted to protect the environment. Under applicable law, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or under such property, regardless whether the owner or operator knew of, or was responsible for, the presence of such materials. Moreover, persons who arrange for the disposal or treatment of wastes containing such substances at an off-site facility may also be liable for the costs of removal or remediation of such substances at the off-site facility, regardless of whether the facility is owned or operated by such person. In this regard, the Company and its predecessors have conducted vessel repair and maintenance activities at certain owned or leased sites, and have disposed of wastes that may contain such substances at off-site waste management facilities. As discussed below under "Legal Proceedings", Jakobson Shipyard, Inc., a subsidiary of the Company ("Jakobson"), has been named as a potentially responsible party for the cleanup of an off-site waste management facility in Syosset, New York. It is possible that the Company will in the future be subject to additional claims for, and incur costs in connection with, remediation of other real property. However, the extent of any such liability and the timing of any payments to be made by the Company, if any, are not determinable.

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

EMPLOYEES

The Company and its subsidiaries employed 655 persons as of December 31, 1998, of which 522 are crew members or other seagoing personnel. As of December 31, 1998, 367 of such employees are represented by various unions. Union contracts for certain marine employees of operating division or subsidiaries of the Company expire between April 30, 2000 (29 employees) and March 1, 2004 (220 employees). The Company's New York labor contract ended in September 1998, but was extended until a new one was completed effective March 1, 1999. Management believes that its relationship with employees is satisfactory.


ITEM 2.  PROPERTIES

VESSELS: TUG FLEET

The tugboat fleet operated by subsidiaries of the Company is comprised of 57 tugboats with the following specifications and capacities:


                                                                Average
                                                  Number         Age in
      Class                                      in Class        Years
      -----                                      --------        -----
      Over 3,500 horsepower.....................    14            24.9
      3,000 to 3,500 horsepower.................    18            26.1
      Under 3,000 horsepower....................    17            42.2
      Mortrac(R)................................     4     Rebuilt in 1997/98
      Push boats................................     4             -


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

In 1998, the Company built four inland push boats and four barges.

VESSELS: BARGE FLEET

         The Company operates 19 barges in the U.S. coastwise trade and inland waterways. Seventeen of the barges are owned by the Company and two are chartered to the Company. The specifications and capacities of each of such barges are set forth in the following table:


                                                 OPA 90
                                       Year    Replacement                Employment       Principal
Name                 Type              Built      Date        Capacity    At 12/31/98        Cargo
----                 ----              -----      ----        --------    -----------        -----
Somerset             Ocean Dry Bulk    1990       N/A         13,211 dwt  Term Contract      Coal
Bridgeport           Ocean Dry Bulk    1986       N/A         12,780 dwt  Term Contract      Coal
Portsmouth (1)       Ocean Dry Bulk    1996       N/A         13,214 dwt  Spot Market        Coal
Virginia             Ocean Dry Bulk    1982       N/A         24,109 dwt  Term Contract      Coal
Maryland (2)         Inland Dry Bulk   1970       N/A         20,357 dwt  Inactive           Coal
Connecticut (3)      Ocean Tank        1994       N/A         41,454 bbl  Term Contract      No. 6 Oil
Texas                Ocean Tank        1981       2006       130,000 bbl  Term Contract      No. 6 Oil
Florida              Ocean Tank        1980       2005       130,000 bbl  Term Contract      No. 6 Oil
Pennsylvania         Ocean Tank        1971       2005        93,000 bbl  Term Contract      No. 6 Oil
New York (4)         Ocean Tank        1970       2005       250,000 bbl  Spot Market        Gasoline
Massachusetts (5)    Ocean Tank        1982       2007       145,000 bbl  Spot Market        No. 6 Oil
Maine                Inland Tank       1976       2014        64,000 bbl  Spot Market        No. 6 Oil
Rhode Island         Inland Tank       1972       2014        64,000 bbl  Spot Market        No. 6 Oil
Seahorse I (6)       Inland Tank       1966       2014        41,770 bbl  Term Contract      No. 6 Oil
New Jersey           Ocean Tank        1969       2014        36,278 bbl  Bareboat Charter   Bunker Fuel
JAX No. 1            Inland Tank       1998       N/A         19,128 bbl  Term Contract      No. 6 Oil
JAX No. 2            Inland Tank       1998       N/A         19,128 bbl  Term Contract      No. 6 Oil
JAX No. 3            Inland Tank       1998       N/A         19,128 bbl  Term Contract      No. 6 Oil
JAX No. 4            Inland Tank       1998       N/A         19,128 bbl  Term Contract      No. 6 Oil


(1)  The Company leases this barge under a 10-year bareboat charter.
(2) The Maryland has in the past been employed in a number of alternative uses, but is primarily a coal barge. The barge has not been utilized since November 7, 1996 due to damage to the vessel. The Company is currently evaluating whether to repair the vessel.
(3) This barge is the primary barge used in connection with a long-term contract with Connecticut Light and Power ("CL&P"). This contract provides, among other things, that CL&P may exercise a purchase option on the Connecticut in certain circumstances. First, commencing with the fourth anniversary of the delivery of the Connecticut, CL&P may, on each anniversary date, purchase the barge for a purchase price equal to certain scheduled amounts. In addition, CL&P has the option to purchase the barge if the Company willfully refuses to perform and in certain other limited circumstances.
(4) Owned by a partnership in which a subsidiary of the Company has a 50% interest.
(5)  The Company purchased this barge in February 1997.
(6) 100% owned by CL&P, and operated by a subsidiary of the Company pursuant to an evergreen bareboat charter. The Seahorse I is the primary back up barge for the Company's contract with CL&P, but is currently used in the spot market. The Seahorse I is double-hulled, but does not meet the OPA 90 double hull requirements and therefore has an OPA 90 replacement date.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   OTHER PROPERTIES

  Set forth below is a list of all of the Company's offices and facilities as of December 31, 1998.


                                                        Approximate
                                                        Square Feet/             Lease
Location                     Description                Linear Feet (1)     Expiration Date
--------                     -----------                ---------------     ---------------

Greenwich, CT                Executive Office              17,526           2004
Portsmouth, NH               Office Space                  322              Owned Property
Portsmouth, NH               Pier Space                    126              Owned Property
Staten Island, NY            Office and Pier Space         113,756(2)       Owned Property
Philadelphia, PA             Pier and Office Space         52,500(2)        2007
Baltimore, MD                Office Space                  4,400            2002
Baltimore, MD                Pier Space                    415              2003
Norfolk, VA                  Office and Pier Space         97,027(2)        Owned Property
Jacksonville, FL             Office and Pier Space         71,874(2)        2000
Miami, FL                    Office Space                  630              1999
Nederland, TX                Office Space                  1,402            2001
Port Arthur, TX              Pier Space                    275              1999


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

On January 31, 1990, Jakobson was notified by letter from the EPA that the EPA had reason to believe that the subsidiary is a Potentially Responsible Party (a "PRP") under CERCLA with respect to a landfill site at Syosset, New York. In February 1994, the Town of Oyster Bay, New York, operator of the Syosset landfill, filed suit in the United States District Court for the Eastern District of New York against Jakobson and several other PRPs to recover costs associated with clean up of the landfill. In its complaint, the Town alleges that Jakobson disposed of various wastes at the landfill, which the Town operated from approximately 1933 to 1975. Prior to filing the complaint, the Town entered into an administrative consent order with the EPA to remediate the site. The Town seeks to recover from the PRPs past and future costs associated with the cleanup. According to the Town's complaint, as of February 1994, the Town had expended approximately $2.75 million and anticipated additional costs of $500,000 to evaluate remedial alternatives for the site. Clean-up costs were estimated at $25 million. Jakobson believes that it has both a factual and legal defense to liability. The Federal court hearing this matter has ruled that the PRPs are liable in contribution only, not joint and severally. Jakobson believes that in relation to the other defendants its contribution, if any, to the site is de minimus. Jakobson is investigating the allegations of the EPA and the Town and the existence of insurance coverage should the subsidiary be found to have liability with respect to the landfill site. At this stage, management believes that it is premature to attempt to predict the outcome of the suit. Jakobson's insurers are providing a defense.

Subsidiaries of the Company are defendants, along with others, in certain lawsuits filed in the U.S. District Courts for the Northern District of Ohio and the Eastern District of Pennsylvania and in Virginia state court by an aggregate of 395 individuals or their estates or personal representatives who have alleged damages for workplace exposure to asbestos. Based on employment records, a number of these individuals appear to have worked for subsidiaries of the Company, or their predecessors, for less than one year, if at all, out of their working careers. The Company is in the process of identifying the scope of its insurance coverage for these claims. At least 88 of these individuals served on vessels operated by a subsidiary of the Company on behalf of the United States government for which a government indemnity is applicable. The United States has agreed to indemnify and defend the Company with respect to approximately 68 cases. Management believes that the United States indemnity will extend to additional cases. Although the Company believes that these claims are without merit, it is impossible at this juncture to express a definitive opinion on the final outcome of any such suit. Management believes that any liability under any such suits would not have a material adverse effect on the Company's financial condition and results of operations, regardless of the scope of available insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for the Company's issued and outstanding common stock. All of the Company's outstanding common stock is held by Moran Enterprises Corporation.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents historical financial information concerning the Predecessor and the Company. The historical financial information in the five-year period ending December 31, 1998, is derived from the consolidated financial statements of the Company. Such financial statements are included elsewhere herein for the three-year period ended December 31, 1998. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                    Predecessor                                    Company
                                                    -----------   -----------------------------------------------------------
                                                       Period
                                                    Jan. 1, 1994  July 12, 1994
(Dollars in thousands)                                  thru           thru                      Year ended
                                                      July 11,       Dec. 31,                   December 31,
                                                                                ---------------------------------------------
INCOME STATEMENT DATA:                                  1994          1994        1995        1996        1997        1998
                                                      --------      ---------   ---------   ---------   ---------   ---------
Operating revenue---------------------------          $ 41,694      $  37,482   $  77,343   $  91,458   $ 100,526   $ 107,448
 Operating expenses.------------------------            27,341         22,355      45,672      57,451      66,090      70,195
 Depreciation-------------------------------             3,119          3,217       7,412       7,719       7,769       8,108
 General and administrative expenses--------             7,559          5,962      14,221      14,283      13,755      14,914
 Provision for shipyard sale----------------               589             --          --          --          --          --
                                                      --------      ---------   ---------   ---------   ---------   ---------
       Operating income---------------------             3,086          5,948      10,038      12,005      12,912      14,231
Interest expense----------------------------              (975)        (4,810)    (10,192)    (10,132)    (10,026)    (10,266)
Interest income-----------------------------                28             74          51         146         346         437
Equity in loss from affiliates--------------              (622)            --          --          --          --          --
Equity in income/(loss) from joint venture--               220            106        (188)        (66)       (727)        176
Other income/(expense)----------------------               317            218         155         160        (273)        102
                                                      --------      ---------   ---------   ---------   ---------   ---------
Income/(loss) before provision for income taxes          2,054          1,536        (136)      2,113       2,232       4,680
Provision for income taxes------------------               785            630         200         808         613       1,965
                                                      --------      ---------   ---------   ---------   ---------   ---------
Net income/(loss)---------------------------          $  1,269      $     906   $    (336)  $   1,305   $   1,619   $   2,715
                                                      ========      =========   =========   =========   =========   =========

OTHER DATA:---------------------------------
EBITDA(1)-----------------------------------          $  6,977      $   9,987   $  18,855   $  23,337   $  23,704   $  28,280
Net cash provided by operating activities---             3,939          6,527       5,491      11,427       8,929      16,997
Net cash provided by/(used for) investing activities       817        (73,555)     (5,832)     (5,110)     (8,063)    (18,170)
Net cash (used for)/provided by financing activities    (4,637)        68,842        (652)     (3,496)      3,252      (4,423)
Ratio of earnings to fixed charges (2)------               2.7x           1.3x        1.0x        1.2x        1.2x        1.4x

Balance Sheet Data (at end of period)
Total assets--------------------------------          $ 64,432      $ 170,108   $ 174,094   $ 172,717   $ 160,290   $ 161,534
Total long-term debt------------------------            16,450         83,414      82,848      80,000      83,252      78,997
Mandatorily redeemable capital stock--------                --          1,150       1,150       1,000       1,000          --
Total stockholders' equity------------------            19,701         10,906      10,570      12,025      13,644      17,359


(1) EBITDA means income before provision for income taxes, interest expense (including amortization of debt discount of $106 for the period ended July 11, 1994), depreciation and amortization and provision for shipyard sale, and is presented because the Company believes that it provides useful information regarding its ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income/(loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.
(2) For purposes of the computations, earnings before fixed charges consist of income/(loss) before income taxes adjusted for equity earnings/(loss), as appropriate, plus fixed charges. Fixed charges are defined as interest expense plus interest capitalized and that portion of rental expense which is deemed to be representative of the interest factor.

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

         The Company's marine transportation revenues are primarily attributable to the transport of petroleum products (particularly No. 6 oil), coal, scrap iron, and grain. Demand for the Company's marine transportation services is substantially dependent upon general demand for petroleum, petroleum products and coal in the geographic areas served by its vessels. In addition, weather, prevailing markets for fossil fuels and other sources of energy and economic factors can affect utility consumption of petroleum, petroleum products and coal and, as a result, the demand for a substantial portion of the Company's marine transportation services. The deregulation of the utility business could also have an impact on this segment, as power-generating facilities are unbundled from the other portions of the business.

OPERATING EXPENSES. The Company's operating expenses are primarily a function of fleet size and utilization levels and are comprised of wages and benefits, fuel, repairs, insurance, insurance claims and charter hire of third party tugs to satisfy vessel requirements. In addition, the Company incurs depreciation and amortization expense. The crews of the Company's tugs and barges are primarily paid on a daily wage basis. Wage and benefit levels vary among ports due to labor market conditions. The Company capitalizes expenditures when a vessel is improved or its useful life is extended. Drydocking and related costs are capitalized when incurred and amortized over the period until the next drydocking, usually 30 months. The timing of drydockings is generally governed by American Bureau of Shipping requirements, which require two drydockings every five years. All other repair expenditures are expensed as incurred. Insurance costs consist primarily of premiums paid for (i) protection & indemnity insurance ("P&I insurance") for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member; (ii) hull and machinery insurance and other marine-related insurance, which are insured by commercial marine insurance markets; and (iii) general liability and other traditional insurance, which are insured by commercial insurance carriers. Insurance costs, particularly costs of marine insurance, are directly related to amount of coverage, industry and individual loss records and overall insurance market conditions, which vary from year-to-year. As discussed above under "Business-Insurance," the Company and the Mormac Group, and the Turecamo Entities for hull insurance, have entered into the Insurance Agreement, under which the Company's insurance expense will be affected by both the Company's increased deductibles and the respective insurance claims experience of the Company, the Mormac Group and the Turecamo Entities.



RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


                                                                                        Year Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                  1997              1998
                                                                                  ----              ----
   Operating revenue..........................................                  $100,526          $107,448
   Cost of operations
       Operating expenses.....................................                    66,090            70,195
       Depreciation...........................................                     7,769             8,108
                                                                                --------          --------
   Total cost of operations...................................                    73,859            78,303
                                                                                --------          --------
   Gross profit...............................................                    26,667            29,145
   General and administrative expenses........................                    13,755            14,914
                                                                                --------          --------
   Operating income...........................................                    12,912            14,231
   Interest expense...........................................                   (10,026)          (10,266)
   Interest income............................................                       346               437
   Equity in (loss)/income from joint venture.................                      (727)              176
   Other (expense)/income.....................................                      (273)              102
                                                                                --------          --------
   Income before provision for income taxes...................                     2,232             4,680
   Provision for income taxes.................................                       613             1,965
                                                                                --------          --------
   Net income.................................................                   $ 1,619            $2,715
                                                                                ========          ========


OPERATING REVENUES. Operating revenues increased by $6.9 million, or 6.9%, to $107.4 million in 1998. Tug Service revenue increased by $7.8 million or 13.7%, to $64.9 million. The increase reflects higher offshore towing revenue as well as increased revenues from ship docking in all ports of operation.

Marine Transportation revenues decreased by $0.8 million, or 1.9%, to $42.5 million primarily due to lower movements of coal, which was partially replaced by increased shipments of other drybulk products such as fertilizer. Petroleum transportation stayed even as increased activity in the Northeast and the start of a five-year contract for Florida Power & Light was offset by a long drydocking for one of the Company's oil barges.

OPERATING EXPENSES. Operating expenses increased by $4.1 million, or 6.2%, to $70.2 million. The $4.1 million increase in operating expenses is primarily due to increases in labor, outside towing expense, claims, repairs and drydocking amortization. The $2.0 million increase in labor expense and the $1.7 million increase in outside towing expenses were primarily due to the increased level of activity discussed above. These increases were partially offset by lower fuel costs. Repair expense also increased in 1998, as did drydocking amortization.

DEPRECIATION. Depreciation expense increased by $0.3 million, or 4.4%. This increase was due to the acquisition of new equipment and to improvements to existing floating equipment.

GENERAL & ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.2 million or 8.4% to $14.9 million in 1998, primarily due to reduced medical costs in 1997, which were not repeated in 1998. In addition, the cost of salaries, benefits and bad debt expense increased in 1998.

OPERATING INCOME. Operating income increased by $1.3 million, or 10.2%, to $14.2 million. The increase was primarily due to the increased revenues discussed above, partially offset by higher operating expenses, depreciation and general and administration expenses.

EQUITY IN (LOSS)/INCOME FROM JOINT VENTURE. The Company's equity income in its 50% joint venture increased by $0.9 million from a loss of $0.7 million in 1997 to an income of $0.2 million in 1998. In 1997 the vessel was drydocked beginning in the second quarter and was completed mid-way through the third quarter. In addition, market conditions in the clean petroleum products market idled the barge NEW YORK for approximately half of the final six months of 1997. In the current year, 1998, utilization of the barge NEW YORK increased, as did rates.

TAXES. In 1997, taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease (see note 13 to the financial statements). This tax asset previously had been valued at zero due to the uncertainty associated with its utilization.

NET INCOME. Net income increased by $1.1 million, or 67.7% to $2.7 million in 1998. The increase was primarily due to the factors discussed above.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996


                                                                                        Year Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                  1996              1997
                                                                                  ----              ----
   Operating revenue..........................................                  $ 91,458          $100,526
   Cost of operations
       Operating expenses.....................................                    57,451            66,090
       Depreciation...........................................                     7,719             7,769
                                                                                --------          --------
   Total cost of operations...................................                    65,170            73,859
                                                                                --------          --------
   Gross profit...............................................                    26,288            26,667
   General and administrative expenses........................                    14,283            13,755
                                                                                --------          --------
   Operating income...........................................                    12,005            12,912
   Interest expense...........................................                   (10,132)          (10,026)
   Interest income............................................                       146               346
   Equity in loss from joint venture..........................                       (66)             (727)
   Other income/(expense).....................................                       160              (273)
                                                                                --------          --------
   Income before provision for income taxes...................                     2,113             2,232
   Provision for income taxes.................................                       808               613
                                                                                --------          --------
   Net income.................................................                  $  1,305          $  1,619
                                                                                ========          ========


OPERATING REVENUES. Operating revenues increased by $9.1 million, or 9.9%, to $100.5 million in 1997. Tug Service revenue remained effectively flat, decreasing by $0.3 million or 0.6%, to $57.1 million as lower offshore towing revenues were offset by The New York City Sanitation Contract.

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

DEPRECIATION. Depreciation expense increased by $0.1 million, or 1.3%. This increase was due to the acquisition of new equipment and to improvements to existing floating equipment, including the MORTRAC(R)conversions discussed previously.

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

EQUITY IN LOSS FROM JOINT VENTURE. The Company equity loss in its 50%-owned joint venture was $0.7 million, compared to the smaller loss of $0.1 million in 1996. The $0.6 million variance is due to lower rates as well as a drydocking of the vessel, which began in the second quarter of 1997 and was completed mid-way through the third quarter. In addition, market conditions in the clean petroleum products market idled the barge NEW YORK for approximately half of the final six months of 1997 and management believes that lower rates and lower utilization could continue through 1998.

TAXES. Taxes were favorably impacted by the realization of a deferred tax asset. The Company applied a capital loss carry forward to offset the tax gain associated with the termination of the Jakobson Shipyard lease (see note 13 to the financial statements). This tax asset previously had been valued at zero due to the uncertainty associated with its utilization. The Company determined in the third quarter that is was more likely than not that the asset could be utilized.

NET INCOME. Net income increased by $0.3 million, or 24.1% to $1.6 million in 1997. The increase was primarily due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the debt incurred in connection with the Acquisition. The Company has outstanding $78,997,000 of 11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004 (the "Notes"), the issuance of which was registered under the federal securities laws. Interest on the Notes is payable semi-annually on January 15 and July 15. The Notes are redeemable, in cash, at the option of the Company, commencing July 15, 1999, at a redemption price equal to 108% of principal amount, with the redemption price decreasing over time thereafter. The Company currently intends to redeem the Notes on or about July 15, 1999 at 108% of their principal amount and has arranged financing under the New Credit Facility to do so; however, no assurance can be made that the Company will redeem the Notes at such time. All of the Company's subsidiaries have guaranteed the Notes. The Notes rank pari passu with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company and are secured by substantially all of the Company's floating equipment. The indenture covering the Notes contains certain restrictions on incurrence of debt, liens, sales of assets, investments, and capital expenditures, dividends and upstream payments. The Company must also comply with certain other financial covenants.

The New Senior Credit Facility includes two $80 million term loan facilities, one of which was used to finance the Combination and the other of which may be drawn upon to redeem in full the Company's Notes when they become eligible for redemption under the applicable indenture. The indenture permits redemption of all such Notes commencing on July 15, 1999 at a redemption price equal to 108% of principal amount, with the redemption price decreasing over time thereafter. Under the New Senior Credit Facility, several conditions must be satisfied prior to drawing on the term loan facility to redeem the Notes, including that no event of default shall have occurred or be continuing, that certain representations and warranties are true and correct, and that there shall have been no material adverse change in the condition of the vessels owned by Moran Enterprises and its subsidiaries. The New Senior Credit Facility also includes a $40 million revolving credit facility. Until the Notes are redeemed and the applicable term loan facility is drawn upon, however, the maximum amount that may be outstanding under the revolving credit facility is $20 million, no more than $15 million of which may be drawn upon for the benefit of the Company and its subsidiaries. The revolving credit facility includes a letter of credit subfacility of a separate sublimit which is available to the Company and its subsidiaries and which reduces the available credit under the revolving credit facility by the amount of any outstanding letter of credit and any unreimbursed drawings under letters of credit. The New Senior Credit Facility bears interest at rates linked to the prime rate and/or a Eurodollar rate, at Moran Enterprises's option. The term loan facility, which may be drawn upon to redeem the Notes, matures on June 30, 2004; the other $80 million term loan facility matures on December 31, 2005. The revolving credit facility has a term of six years.

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

Concurrently with the closing of the Combination, the Company used available cash to pay outstanding amounts due under a separate term loan facility of the Company, totaling $3.4 million, inclusive of principal, interest and any fees.

Because the Combination could have been deemed to have been a "Change of Control" under the terms of the indenture governing the Notes, the Company was required to commence a tender offer to purchase for cash any and all of the outstanding Notes, which the Company commenced on November 25, 1998. The Company completed the tender offer on December 28, 1998, and as of such date, approximately $1,003,000 in aggregate principal of the Notes had been tendered, representing approximately 1.25% of the $80,000,000 Notes outstanding subject to the tender offer. Following the expiration of the offer, the Company accepted for payment all Notes validly tendered using available cash to make such a payment. The purchase price paid for the Notes was equal to 101% of their principal amount ($1,010 per $1,000 principal amount), plus accrued and unpaid interest.

The Company believes that cash flow from current levels of operations and, to a lesser extent, the availability under the New Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund capital expenditures. In the event that the Company draws upon the commitments under the New Senior Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would correspondingly be increased.

The Company's belief that it will generate sufficient cash to make required payments of interest on its indebtedness and lease obligations is based, among other things, on the assumptions that (i) the Company redeems the Notes at 108% on or about July 15, 1999; (ii) the Company's revenues and operating expenses, as adjusted for inflation, will remain relatively constant; (iii) the Company will retain working capital in accordance with prior practices; (iv) the Company will not incur any material capital expenditures (excluding routine drydocking costs) other than the possible purchase or construction of new vessels or the acquisition of businesses which in turn are expected to produce additional cash flow; and (v) neither OPA 90 nor any other federal or state environmental statutes or regulations will impose significant additional capital expenditure requirements on the Company other than the mandated phase-out or retrofitting of vessels described in "Business-Regulatory Matters."

Cash and cash equivalents for the year ended December 31, 1998 decreased by $5.6 million compared to a $4.1 million increase in the year ended December 31, 1997, and a $2.8 million increase in the year ended December 31, 1996. The changes for these periods were attributable to the factors discussed below:

For the year ended December 31, 1998, net cash provided by operations of $17.0 million was used to fund capital expenditures of $18.2 million (including the four new push boats and four new barges) and to repay debt of $4.4 million.

For the year ended December 31, 1997, net cash provided by operations of $8.9 million, together with net proceeds from a constructive total loss of $2.8 million, net proceeds from the sale of a leasehold interest of $2.9 million and increased borrowings of $3.3 million was used to fund capital expenditures of $12.7 million (including the purchase of the tug APRIL MORAN, barge MASSACHUSETTS, and two additional MORTRAC(R) conversions) and to fund a $1.0 million capital contribution to a joint venture, primarily to fund a drydocking for the bargE NEW YORK.

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

Working capital was $10.1 million at December 31, 1998, $17.6 million at December 31, 1997 and $9.1 million at December 31, 1996.

In November 1998, a subsidiary of the Company entered into contract with the Military Sealift Command to provide tug services to the U.S. Navy, beginning in 1999. As part of this contract, the Company is building six tractor tugs and converting two of its existing vessels into tractor tugs. The capital expenditures associated with this and other capital projects, including planned drydockings, is expected to exceed $20.0 million in 1999. The Company is exploring various financing alternatives, including internally generated cash flow and financing under the New Credit Agreement.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in 1998. This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this new standard as of January 1, 2000. Management does not expect the adoption to have a material impact on the Company's results of operations, however, the impact on the Company's financial statements is dependent upon the market values of the Company's derivatives and related financial instruments at the date of adoption.



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

The Company's goal is to complete Moran's Year 2000 readiness program by June 30, 1999. Moran will continue to monitor new systems, vendors, and customers as the Year 2000 approaches. Management believes that implementation of the Year 2000 Program is approximately 80-85% complete, as of March 10, 1999. The original schedule had targeted March 31, 1999, but the Combination has delayed the schedule somewhat. The estimated total cost of the Year 2000 Program is not expected to exceed $100,000.

Management does not believe that the Company's normal business activities and operations materially rely on information technology or electronic data interchange with third parties. Nevertheless, applicable requirements of the Securities and Exchange Commission require that the Company disclose a "most reasonably likely worst case scenario" for Year 2000 problems. Applying this requirement, management believes that the area of business operations that could most reasonably be expected to be affected by a Year 2000 problem is the Company's accounting system. However, if any such problem were to arise, management believes that the accounting currently being electronically processed could be completed manually. Management has not formulated any specific contingency plans because management believes the Company's Year 2000 Program will be completed by June 1999.

The information contained herein regarding the Company's efforts to deal with the Year 2000 problem are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the year 2000 Information Readiness Disclosure Act.

CAUTIONARY STATEMENT. The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following is identified as an important risk factor that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

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


ITEM 8.  FINANCIAL STATEMENTS

See the financial statements, which are listed in items 14(a)(1)-(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

       Set forth below is information concerning the directors and executive officers of the Company.


   Name                       Age       Position
   ----                       ---       --------
   Paul R. Tregurtha           63       Chairman of the Board and Director
   James R. Barker             63       Vice Chairman of the Board and Director
   Malcolm W. MacLeod          65       President, Chief Executive Office and Director
   Jeffrey J. McAulay          45       Vice President of Finance and Administration and Director
   William P. Muller           47       Senior Vice President of Moran Towing Corporation
   Edmond J.  Moran, Jr.       54       Senior Vice President of Moran Towing Corporation and Director
   Alan L. Marchisotto         49       Vice President, General Counsel and Secretary
   Andrew P. Langlois          57       Director
   Mort Lowenthal              68       Director


Paul R. Tregurtha. Mr. Tregurtha has been a director and Chairman of the Board of the Company since June 1994 and a director and Chairman of the Board of Moran Enterprises Corporation since the Combination. In addition, he has been Chairman of Mormac Marine Group, Inc. since 1988 and of Meridian Aggregates Company, which owns and operates mines in the United States, since 1991, respectively, and Vice Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1988 and 1989, respectively. He served as Chairman and Chief Executive Officer of Moore McCormack Resources during 1987 and 1988 and was President and Chief Operating Officer of Moore McCormack Resources prior to that time. Mr. Tregurtha serves on the Board of Directors of Brown & Sharpe Manufacturing Company, FPL Group, Inc. and Fleet Financial Group, and is a trustee of TIAA/CREF. Mr. Tregurtha is also a director and Chairman of the Board of Moran Enterprises.

James R. Barker. Mr. Barker has been a director and is Vice Chairman of the Board of the Company since June 1994 and a director and Vice Chairman of the Board of Moran Enterprises since the Combination. In addition, he has been Chairman of each of The Interlake Steamship Company and Lakes Shipping Company, Inc. since 1987 and 1989, respectively, and Vice Chairman of Mormac Marine Group, Inc. since 1988. From 1987 to 1988, he served as Chairman of Mormac Marine Group, Inc. He served as Chairman and Chief Executive Officer of Moore McCormack Resources from 1971 to 1987. Prior to joining Moore McCormack Resources, Mr. Barker co-founded and was a principal of the management consulting firm of Temple, Barker & Sloane, where he specialized in consulting to the transportation industry. Mr. Barker is a member of the Board of Directors of each of GTE Corporation and Pittston Corporation, is a trustee for Eastern Enterprises and is the Chairman of the Committee of Managers of the Skuld Protection and Indemnity Association.

Malcolm W. MacLeod. Mr. MacLeod has served as President, Chief Executive Officer and director since the Acquisition and as a director and President, Chief Executive Officer of Moran Enterprises since the Combination. Mr. MacLeod served as President of the Predecessor from June 1987 until the Acquisition and as Chief Executive Officer from April 1991 until the Acquisition. In addition, Mr. MacLeod served as a director of the Predecessor from 1984 until the Acquisition. Mr. MacLeod served as President and Chief Executive Officer of Curtis Bay Towing Company, a Company subsidiary, from 1979 until 1987 and as Vice President of Curtis Bay from 1978 to 1979. Prior to that, Mr. MacLeod started on Company tugs after his graduation from the Massachusetts Maritime Academy in 1954 and has been with the Company and its subsidiary companies in a variety of assignments since that time, with the exception of two years' service in the United States Navy as a deck officer on fleet tugs.

Jeffrey J. McAulay. Mr. McAulay has served as the Vice President of Finance and Administration and a director of the Company since April 1996. Mr. McAulay is also the Vice President of Finance and Administration and a director of Moran Enterprises. Mr. McAulay served as the Company's Controller from the Acquisition until April 1996 and served as Controller of the Predecessor from February 1992 until the Acquisition. From 1979 through 1992, Mr. McAulay was employed by W.R. Grace & Co. He held various positions at Grace's Specialty Chemicals Group including Manager of New Business Analysis (from 1988 to 1992), Assistant Controller and briefly as Chief Financial Officer of Grace's Japan Chemicals Business. Mr. McAulay began his career at the auditing firm of Arthur Andersen & Co.

William P. Muller. In 1998, Mr. Muller was appointed Senior Vice President of Moran Towing Corporation where he has been a director since 1995. Mr. Muller has also been President of Moran Services Corporation since July 1995. From 1989 until July, 1995, he was the Vice President, Operations of Moran Towing & Transportation Co., Inc., the Company's New York operating subsidiary and Vice President of Moran Services Corporation. From 1981 through 1989, he was Vice President and General Manager of Moran Towing of Florida Inc., the Company's Jacksonville operating subsidiary. Mr. Muller joined Moran in 1977 as part of the sales department and held a variety of positions before accepting the Florida position. Prior to joining Moran, Mr. Muller served as a manager for Prudential Grace Line's South American operations. He began his career with Continental Insurance (MOAC) in the hull & underwriting department.

Edmond J. Moran, Jr. In 1998, Mr. Moran was appointed Senior Vice President of Moran Towing Corporation, where he is also a director. Mr. Moran is also a director of Moran Enterprises. From 1987 to 1998, Mr. Moran served as President of Moran Mid-Atlantic Corporation (which was reorganized as the Moran Mid-Atlantic Group as of January 1, 1997). From 1997 until 1998, Mr. Moran served as Vice President, Business Development of Moran Towing Corporation. Mr. Moran is currently a director of the Company and served as a director of the Predecessor from 1984 until the Acquisition. From 1984 until 1987, Mr. Moran served as Vice President of Moran Towing & Transportation Co., Inc. and directed all the activities of the Company's barge division. From 1981 until 1983, Mr. Moran served as President of Moran's Texas subsidiary. From 1976 until 1981, he served as Vice President and General Manager of Jacksonville operations. From 1971, when he joined the Company, until 1976, Mr. Moran served as a Sales Representative in the Harbor Operations Department. Prior to that, following active duty in the United States Navy, Mr. Moran joined the planning department of States Marine Lines, Inc.

Alan L. Marchisotto. Effective January 1, 1998, Mr. Marchisotto was elected a Vice President of the Company. He continues to be General Counsel and Secretary, a position he has held since he joined the Company in 1982. From 1978 until 1982, he served as corporate and international counsel to Norlin Corporation, a NYSE-listed company, where he directed the legal affairs of manufacturing and sales subsidiaries in eleven countries and worked closely with senior management in the negotiation and structuring of complex financing and business agreements. Prior to that, he was engaged in private practice in New York City. Mr. Marchisotto has also served a Vice President, General Counsel and Secretary of Moran Enterprises Corporation since the Combination.

Andrew P. Langlois. Mr. Langlois has served as a director since the Acquisition. Mr. Langlois has also served as a director of Moran Enterprises since the Combination. Since January 1, 1999, Mr. Langlois was appointed President of Mormac Marine Group, Inc. and from 1988 to 1998 was Vice President of Mormac Marine Group. He is also a Vice President of Lakes Shipping Company, (since 1989) and a Vice President and Director of Meridian Aggregates Company (since 1991). From 1980 to 1988, Mr. Langlois was employed by Moore McCormack Resources and was an officer from 1983 to 1988. Prior to joining Moore McCormack in 1980, he was employed by the Electric Boat Division of General Dynamics.

Mort Lowenthal. Mr. Lowenthal joined the Board of Directors in November, 1994. Mr. Lowenthal has also served as a director of Moran Enterprises Corporation since the Combination. Mr. Lowenthal is a Senior Advisor at Schroder & Co., Inc., an international investment bank. From 1980 to February 1995, Mr. Lowenthal was a Managing Director at Schroder & Co., Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for the five highest paid officers (named executive officers), as well as the total compensation paid to, or earned by, each individual for the Company's fiscal years ended December 31, 1998, 1997 and 1996:


                                                               ANNUAL
                                                            COMPENSATION
                                                  FISCAL                                   ALL OTHER
      NAME & POSITION                              YEAR        SALARY         BONUS      COMPENSATION (1)
      ---------------                              ----        ------         -----      ----------------
  Paul R. Tregurtha                                1998       $319,750       $  ---           $  ---
  Chairman of the Board                            1997        315,952          ---              ---
                                                   1996        300,000          ---              ---

  James R. Barker                                  1998        319,750          ---              ---
  Vice Chairman of the Board                       1997        315,982          ---              ---
                                                   1996        300,000          ---              ---

  Malcolm W. MacLeod                               1998        348,756        65,000           22,913
  President and Chief Executive Officer            1997        332,149        35,000           21,317
                                                   1996        319,374        32,000           20,067

  Edmond J. Moran, Jr.                             1998        180,640        15,000           22,913
  President of Moran Mid-Atlantic Group            1997        174,535        10,000           21,317
                                                   1996        168,635        10,000           20,067

  William P. Muller                                1998        160,000        12,000           22,913
  President of Moran Services Corporation          1997        150,000        10,000           20,027
                                                   1996        137,980        10,000           18,550


(1) Amounts for 1998 includes contribution of $21,600, $21,600 and $21,600 made by the Company to the Company's Profit Sharing Plan on behalf of Messrs. MacLeod, Moran and Muller, respectively, in 1998. See "Company Plans-Profit Sharing Plan." Also includes premiums of $1,317 paid by the Company in respect of term life insurance policies insuring the lives of Messrs. MacLeod, Moran and Muller, respectively, in 1998.

COMPANY PLANS

In connection with the Acquisition, the Company provided benefits to the Company's non-union employees on terms, which are substantially similar to the benefit plans of the Predecessor existing prior to the Acquisition. In addition, as described below under "-1994 Stock Option Plan," the Company adopted a stock option plan which became effective upon the consummation of the Acquisition.

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


          AVERAGE FIVE                             PROJECTED ANNUAL BENEFITS AT AGE 65
           YEAR BASE                                        YEAR OF SERVICE
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


Generally, the monthly pension benefit under the Plans for named executive officers is equal to 1% of the first $750 of average monthly compensation plus 1.5% of the remainder of the executive officer's average monthly compensation, multiplied by the executive's number of years of credited service. In the case of service years prior to 1975, the executive's benefit for such years is equal to 25% of the executive's average monthly compensation multiplied by a fraction equal to the executive's number of years of credited service divided by 35 and adjusted for the normal form of payment under the Plans as in effect at that time. The benefit in respect of years prior to 1975 is not reflected in the table. For purposes of the preceding computations, an executive's average monthly compensation is equal to the highest average of the executive's base compensation (on a monthly basis) for any five consecutive calendar years during the final 10 calendar years before retirement. For 1995, the base compensation for each of the named executive officers is the same as the salary shown in the summary compensation table under "Management-Executive Compensation." After three years of service, a participant becomes 20% vested and vesting continues in 20% increments for each year of service. At seven years the participant is 100% vested. The estimated number of credited years of service for named executive officers is as follows: Malcolm MacLeod, 44 years; Edmond Moran, Jr., 28 years and William P. Muller, 21 years.

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

STOCK OPTION PLAN. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and stockholders on June 11, 1994, effective as of the consummation of the Acquisition, to provide an incentive to select employees of the Company to remain in the employ of the Company and to increase their personal interest in the success of the Company. The 1994 Plan provided for the grant of options

("1994 Stock Options") to purchase shares of the Company's Common Stock. Effective as of October 30, 1998, the effective date of the Combination, 1994 Stock Options held by employees were exchanged for options ("1998 Stock Options") to purchase units of capital stock of Moran Enterprises pursuant to the Moran Enterprises Corporation 1998 Stock Option Plan (the "1998 Plan").
Each unit represents the right to purchase approximately one share of common stock of Moran Enterprises and approximately 74 shares of preferred stock of Moran Enterprises. Participation in the 1998 Plan is limited to employees of Moran Enterprises and its subsidiaries (including the Company) designated by a committee comprised of Messrs. Tregurtha and Barker, each of whom is ineligible to receive awards under the 1998 Plan. Non-employee directors of the Company are not eligible to participate.

The table sets forth certain information concerning the number of units covered by stock options under the 1998 Plan as of December 31, 1998. At December 31, 1998 the fair market value is assumed to be equal to the exercise price. None of the named executive officers exercised an option to purchase the Company's Common Stock in 1998.


                                      Fiscal Year-End Option Values

                                                              Number of
                                                        Securities Underlying         Value of Unexercised
                            Shares                           Unexercised              in-the-Money Options
                           Acquired                       Options at Fiscal          at Fiscal Year-End ($)
                              on         Value                 Year-end                  (Exercisable/
      Name                 Exercise     Realized     (Exercisable/unexercisable)         Unexercisable)
      ----                 --------     --------     ---------------------------         --------------

Paul R. Tregurtha             0             0                     0                             0

James R. Barker               0             0                     0                             0

Malcolm W. MacLeod(1)        (1)           (1)                    0                             0

Edmond J. Moran, Jr.          0             0                     0                             0

William P. Muller             0             0                     463/0                         0/0


(1) Mr. MacLeod's options to purchase 1,322 units of Moran Enterprises' capital stock were redeemed by Moran Enterprises in November, 1998. See "Certain Relationships and Related Transactions".

OPTION GRANTS IN FISCAL YEAR 1998

         The following table sets forth certain information concerning grants of stock options under the 1998 Plan to each of the Company's named executive officers during the fiscal year ended December 31, 1998. All of the options shown in the following table were acquired upon exchange of 1994 Stock Options for 1998 Stock Options.


                                                                  INDIVIDUAL GRANTS(1)
                                   -----------------------------------------------------------------------------

                                                  % OF TOTAL                               POTENTIAL REALIZABLE
                                    NUMBER OF       OPTIONS                                VALUE AT ANNUAL RATES
                                      UNITS        GRANTED TO     EXERCISE                    OF STOCK PRICE
                                   UNDERLYING     EMPLOYEES IN    OR BASE                    APPRECIATION FOR
                                     OPTIONS         FISCAL        PRICE      EXPIRATION      OPTION TERM (2)
         NAME                      GRANTED (#)        YEAR        PER UNIT       DATE            5%         10%
Paul R. Tregurtha                      --              -              -           --            -            -

James R. Barker                        --              --            --           --           --           --

Malcolm W. MacLeod(3)                1,322           40.2%         $151.29      7/11/99        (3)          (3)

Edmond J. Moran, Jr.                   --              --            --           --           --           --

William P. Muller                      463           14.1%         $151.19      7/12/99      $192.96      $243.49


(1) Each of these options was granted pursuant to the 1998 Plan and is subject to the terms of such plan. These options were granted at an exercise price equivalent to the exercise price of the 1994 Stock Options held by such employee.

(2) In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future increases in the price of such stock.

(3) Mr. MacLeod's options to purchase 1,322 units of Moran Enterprises' capital stock were redeemed by Moran Enterprises in November, 1998. See "Certain Relationships and Related Transactions".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Company's Board of Directors is comprised of Messrs. Tregurtha, Barker and MacLeod. Messrs. Tregurtha, Barker and MacLeod have served in the positions described under "Executive Officers and Directors of the Registrant". Generally such relationships can create an opportunity for conflicts of interest in compensation decisions. Other than as set forth below, none of the members of the Committee has any other relationship with other entities that would require additional disclosure. Messrs. Tregurtha and Barker serve in various capacities, including serving as directors, of Moran Enterprises and of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping, and in the case of Mr. Tregurtha, each of the Turecamo Entities. Mr. Langlois, a director of the Company and of Moran Enterprises, is an executive officer of Mormac Marine Group, Inc., Meridian Aggregates Company and Lakes Shipping. Mr. MacLeod serves in various capacities, including serving as director, of Moran Enterprises and each of the Turecamo Entities. The boards of directors of such entities perform the functions of compensation committees. In addition, the Company provides ship docking and undocking services to Mormac, a company which is owned by Messrs. Barker and Tregurtha and certain members of their families and as to which Messrs. Barker and Tregurtha are principal executive officers. Mormac operates three Coronado class oil tankers in the foreign trade and manages tankers for others in the Jones Act. During 1998, Mormac paid $232,800 for ship docking services performed by the Company. All such services were provided on arms'-length terms at customary rates. Management has been informed that Mormac expects to continue to use the Company's tug services in each instance where Mormac's tankers call on a harbor which the Company services. All such services will be performed on arms'-length terms and conditions. All of the members of the Compensation Committee are also parties to stockholder agreements with the Company.

The Company also provides tug services to, and has provided tug services to it by, the Turecamo Entities. Since the Combination, the Turecamo Entities paid $261,800 for tug services performed by the Company, and were paid $363,400 by the Company for tug services performed by them for the Company. Management expects to continue to provide, and have provided to it, such tug services. In addition, as a result of the Combination, beginning January 1, 1999, the Company began providing administrative services to the Turecamo Entities and the majority of the Turecamo employees became Company employees and as such became eligible for coverage under the Company's employee benefit plans. The Company also shares office space with the Turecamo Entities. As compensation for such administrative services and use of such office space, the Company will be paid a management fee by the Turecamo Entities estimated to be between $3.0 and $4.0 million for the full year 1999. All services between the Company and the Turecamo Entities have been and will continue to be provided on arms'-length terms and conditions.

The Company has entered into the Insurance Agreement with the Mormac Group. The Turecamo Entities have also joined the agreement for hull insurance. Messrs. Tregurtha, Barker and Langlois are officers, directors and/or direct or indirect shareholders of some or all of the entities in the Mormac Group. The Company and the Mormac Group entered into the Insurance Agreement in an effort to reduce insurance expenses by obtaining lower premiums through group purchases of insurance and through higher deductibles. The Insurance Agreement also provides for allocation among the parties of any risk arising out of the increases in insurance deductibles. Pursuant to the Insurance Agreement, the Company and the Mormac Group agreed to share any increased insurance claims expense required to be borne by a party as a result of insurance claims which exceed historical deductibles but are less than the new, increased deductibles. Allocations of any increased insurance claims expense is based upon the historical claims experience (in excess of historical deductibles) for each party to the agreement. In the current policy year, 75% of any additional insurance claims expense attributable to the higher deductibles will be borne by the Company and 25% of any such additional insurance claims expense will be borne by the Mormac Group. Amounts payable to the Company from members of the Mormac Group totaled $541,300 at December 31, 1998. The Company believes that the terms of the Insurance Agreement which was prepared in consultation with an independent insurance broker, are similar to those that would be obtained in an arms'-length transaction.

As described in item 1, the Combination was financed through the New Senior Credit Facility. A portion of the New Senior Credit Facility was used (i) to finance the Combination and to pay related fees and expenses and (ii) to repay existing debt of the Turecamo Entities. The New Senior Credit Facility also includes a $40 million revolving credit facility, portions of which may be used to finance working capital and capital expenditures of Moran Enterprises and its subsidiaries, including the Company and the Turecamo Entities. The Company and its domestic subsidiaries have guaranteed the revolving credit facility to the extent that funds are drawn for their benefit, and in that regard have granted a first priority lien on accounts receivable and inventory to secure the guaranty. The Company's floating equipment presently continues to secure its Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain beneficial ownership information as of March 25, 1999, concerning the Company's Common Stock with respect to (1) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (2) each director of the Company, (3) each named executive officer of the Company, and (4) all directors and executive officers of the Company as a group.

                                                                          NUMBER
     DIRECTORS, NAMED OFFICERS AND                                          OF
     5% BENEFICIAL OWNERS (1)                                            SHARES (2)          PERCENTAGE
     ------------------------                                            ----------          ----------
     Moran Enterprises Corporation----------------------------------       44,600              100.0%
     Lakes Shipping Company, Inc.(3)--------------------------------       44,600              100.0%
     Paul R. Tregurtha (4)------------------------------------------       44,600              100.0%
     James R. Barker (5)--------------------------------------------       44,600              100.0%
     Malcolm W. MacLeod---------------------------------------------       0                     0
     Edmond J. Moran, Jr.-------------------------------------------       0                     0
     Andrew P. Langlois---------------------------------------------       0                     0
     Alan Marchisotto-----------------------------------------------       0                     0
     Jeffrey J. McAulay---------------------------------------------       0                     0
     William P. Muller----------------------------------------------       0                     0
     Mort Lowenthal-------------------------------------------------       -                     -
     Directors and executive officers as a group (9 persons) (4), (5)      44,600              100.0%


(1) Unless otherwise indicated, the business address of each beneficial owner of more than 5% of the Company's Common Stock is Three Landmark Square, Stamford, Connecticut 06901.
(2) For purposes of computing the percentage of outstanding shares of the Company's Common Stock held by each person or entity, a person or entity is deemed to have "beneficial ownership" of any shares of the Company's Common Stock which such person or entity has the right to acquire within 60 days after the date of the report. Any such shares are deemed to be outstanding for purposes of computing percentages of beneficial ownership. Unless otherwise indicated, shares of the Company's Common Stock are considered beneficially owned by a person or entity if such person or entity has or shares voting or investment power with respect to such shares. As a result, the same security may be beneficially owned by more than one child and entity and, accordingly, in some cases, the same shares are listed opposite more than one name in this table.
(3) Lakes Shipping owns 49,583 shares of common stock of Moran Enterprises, or 51.3% of the voting stock of Moran Enterprises. As a result, Lakes Shipping may be deemed to beneficially own the 44,600 shares of the Company's common stock held by Moran Enterprises.
(4) Mr. Tregurtha owns directly 10,536 shares of common stock of Moran Enterprises. In addition, Mr. Tregurtha beneficially owns 44.6% of the capital stock of, and serves as Vice Chairman of, Lakes Shipping. Therefore, Mr. Tregurtha may be deemed to beneficially own the 49,583 shares of common stock of Moran Enterprises beneficially owned by Lakes Shipping. As a result, Mr. Tregurtha may be deemed to beneficially own the 44,600 shares of the Company's common stock held by Moran Enterprises.
(5) Mr. Barker owns directly 3,818 shares of common stock of Moran Enterprises. In addition, Mr. Barker and certain members of his family beneficially own in the aggregate 44.6% of the capital stock of Lakes Shipping. Mr. Barker also serves as Chairman of Lakes Shipping. Therefore, Mr. Barker may be deemed to beneficially own the 49,583 shares of common stock of Moran Enterprises beneficially owned by Lakes Shipping. As a result, Mr. Barker may be deemed to beneficially own the 44,600 shares of the Company's common stock held by Moran Enterprises. Three of Mr. Barker's adult children own, in the aggregate, 5,727 shares of common stock of Moran Enterprises. Mr. Barker disclaims beneficial ownership of all 5,727 shares that are owned by his children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 30, 1998, the Company completed the Combination with the Turecamo Entities. Pursuant to the relevant agreements, the existing equityholders of the Company contributed all of their shares of capital stock of the Company to Moran Enterprises in exchange for (i) newly-issued shares of common stock of Moran Enterprises which represent a substantial majority (but less than 80%) of the common stock of Moran Enterprises and (ii) newly-issued shares of Moran Enterprises preferred stock. As a result, Moran Enterprises became the new parent of both the Company and the Turecamo Entities. The Notes are not guaranteed by Moran Enterprises or the Turecamo Entities.

Certain members of management (the "Management Group") entered into stockholder agreements (the "Stockholder Agreements") concurrently with the consummation of the Combination. All members of the Management Group were issued shares of the capital stock of Moran Enterprises in exchange for a portion of their shares of the Company's Common Stock. The Stockholder Agreements place the following restrictions upon the transfer of the capital stock of Moran Enterprises by each member of the Management Group: (i) the members of the Management Group may not transfer the capital stock of Moran Enterprises to any non-U.S. citizen, for purposes of the Jones Act (a "Foreigner"), and (ii) the members of the Management Group may not transfer shares of the capital stock of Moran Enterprises to any other individuals or entities except in certain limited situations, such as through obtaining the consent of Moran Enterprises to the transfer, the exercise of a "Put" (as defined below) with respect to these shares or the transfer of these shares to ancestors, descendants or a spouse. The Stockholder Agreements also provide that each member of the Management Group has the right to require Moran Enterprises to purchase (a "Put") all of such member's shares of the capital stock of Moran Enterprises at any time after 180 days have elapsed following the date on which the member ceases to be an employee of any of Moran Enterprises, its Subsidiaries or its affiliates, with certain limitations. Moran Enterprises has the right to purchase (a "Call") the shares of the capital stock of Moran Enterprises of each member of the Management Group upon the occurrence of certain events, including the death of such member, the making by such member of a general assignment for the benefit of creditors, the filing of a voluntary or involuntary petition for bankruptcy or the cessation of such member's employment with Moran Enterprises, its subsidiaries or affiliates. The Stockholder Agreements for all members of the Management Group, provide that the purchase price of the shares being either purchased or sold through such a Put or Call will be the fair market value of such shares as determined by an investment banking firm of national standing. The Stockholder Agreements also provide that if Moran Enterprises grants registration rights to any executive officer, it will at such time grant proportionate registration rights to the members of the Management Group.

The members of the Lakes Group entered into stockholder agreements with Moran Enterprises prohibiting the transfer of the capital stock of Moran Enterprises to any Foreigner.

In November 1998, Moran Enterprises redeemed the then-exercisable options held by Mr. MacLeod for approximately $920,000 (less the aggregate exercise price of the options).

At December 31, 1998, Moran Enterprises owed the Company $1.4 million.

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

     (a)  Documents Filed as Part of the Report

      (1) Financial Statements - The Company

     The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:


                    Report of Independent Accountants . . . . . . . . . . . . . . .   F-1

                    Consolidated Balance Sheets at December 31, 1997
                    and December 31, 1998 . . . . . . . . . . . . . . . . . . . . .   F-2 to F-3

                    Consolidated Statements of Income for the Years Ended
                    December 31, 1996, December 31, 1997 and December 31, 1998. . .   F-4

                    Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, December 31, 1997 and December 31, 1998. . .   F-5

                    Consolidated Statement of Stockholder's Equity for  the
                    Years Ended December 31, 1996, December 31, 1997 and
                    December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . .   F-6

                    Notes to Consolidated Financial Statements. . . . . . . . . . .   F-7 to F-22


               (3) Exhibits

      The following is a list of Exhibits to this Report. Exhibits "10.18-10.20" are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this report pursuant to Item 14(c) of this report.

Exhibit No.                Description of Document
-----------                -----------------------

3.1(1)     Certificate of Incorporation of the Registrant

3.2(1)     By-Laws of the Registrant.

4.1(1) Indenture, dated as of July 11, 1994, among the Registrant, the Guarantors named therein and Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee, relating to the Notes (including forms of Notes and Guarantees).

4.1(a)(2)  Supplemental Indenture No. 1, dated December 29, 1994.

4.1(b)(3)  Supplemental Indenture No. 2, dated January 2, 1996.

4.1(c)(4)  Supplemental Indenture No. 3, dated December 31, 1996

4.1(d)(8)  Supplemental Indenture No. 4, dated December 31, 1997.

4.1(e)     Supplemental Indenture No. 5, dated October 28, 1998.

4.2(1) Form of Preferred Ship Mortgage, dated July 11, 1994, in favor of Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee.

4.3(1) Form of Preferred Fleet Mortgage, dated July 11, 1994, in favor of Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee.

10.1(9) Stock Exchange Agreement, dated as of August 31, 1998, among Moran Enterprises Corporation, Moran Transportation Company, the Moran Stockholders named therein, Turecamo Maritime, Inc., White Stack Maritime Corp., Turecamo of Savannah, Inc., Turecamo Environmental Services, Inc., and the Turecamo Stockholders named therein (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

10.2(9) Credit Agreement, dated as of October 30, 1998, among Moran Enterprises Corporation, the financial institutions named therein, and Fleet Bank, N.A., as administrative agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

10.3(9) Security Agreement, dated October 30, 1998, from Moran Transportation Company and certain of its subsidiaries to Fleet Bank, N.A., as administrative agent.

10.4(9) Guaranty, dated October 30, 1998, from Moran Enterprises Corporation and certain of its subsidiaries, in favor of Fleet Bank, N.A., as administrative agent.

10.7(6) Licensed Agreement, effective June 10, 1995, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.8(6) Unlicensed Agreement, effective June 10, 1995, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Texas Inc.

10.9(8) Agreement, effective May 1, 1996, between Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District, AFL - CIO, and Moran Towing of Pennsylvania and Moran Towing of Maryland, divisions of Moran Towing Corporation.

10.10(8) Licensed Agreement, effective November 24, 1996, between American Maritime Officers and Moran Mid-Atlantic Corporation, Moran Towing of Pennsylvania Division.

10.11(8) Memorandum of Agreement between Local 333, United Marine Division, International Longshoreman's Association, AFL-CIO, and Moran Towing & Transportation Co., Inc.

10.12(8) Agreement, effective May 1, 1997, between International Organization of Masters, Mates & Pilots and Moran Towing of Florida, Inc.

10.18      Moran Enterprise Corporation 1998 Stock Option Plan of the
           Registrant.

10.19      Form of Moran Enterprise Corporation's 1998 Stock Option Agreement.

10.20(1) Moran Towing Corporation and Subsidiaries Supplemental Employee Retirement Plan.

10.21(5) Marine Insurance Additional Retention Agreement between Global Marine Enterprises Ltd., Interlake Steamship Company, Lakes Shipping Company, Inc., Moran Towing Corporation and Mormac Marine Transport, Inc..

12.1 Statement regarding computation of ratio of earnings to fixed charges.

21.1       List of Subsidiaries.

27         Financial Data Schedule.

____________

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33 - 82624) and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.

(6) Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(7) Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(9) Filed as an Exhibit to the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the year covered by this report.:

     (i) Current Report on Form 8-K, dated November 25, 1998, attaching press release announcing commencement of tender offer for the Notes.

     (ii) Current Report on Form 8-K, dated December 29, 1998, attaching press release announcing completion of tender offer for the Notes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 MORAN TRANSPORTATION COMPANY
                                      (Registrant)



March 26, 1999                   /s/ Jeffrey J. Mcaulay
                                 -----------------------------------------------
                                 Jeffrey J. McAulay
                                 Vice President of
                                 Finance and Administration
                                 (Principal Financial Officer) and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 26, 1999                   /s/ Paul R. Tregurtha
                                 -----------------------------------------------
                                 Paul R. Tregurtha
                                 Chairman of the Board and Director



March 26, 1999                   /s/ James R. Barker
                                 -----------------------------------------------
                                 James R. Barker
                                 Vice-Chairman of the Board and Director




March 26, 1999                   /s/ Malcolm W. Macleod
                                 -----------------------------------------------
                                 Malcolm W. MacLeod
                                 President, Chief Executive Officer and Director

                                   SIGNATURES


March 26, 1999                   /s/ Edmond J. Moran, Jr.
                                 -----------------------------------------------
                                 Edmond J. Moran, Jr.
                                 Director


March 26, 1999                   /s/ Robert J. Patten
                                 -----------------------------------------------
                                 Robert J. Patten
                                 Controller (Principal Accounting Officer)



March 26, 1999                   /s/ Andrew P. Langlois
                                 -----------------------------------------------
                                 Andrew P. Langlois
                                 Director



March 26, 1999                   /s/ Mort Lowenthal
                                 -----------------------------------------------
                                 Mort Lowenthal
                                 Director




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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Moran Transportation Company

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of cash flows and of changes in stockholder's equity present fairly, in all material respects, the financial position of Moran Transportation Company and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Stamford, Connecticut
February 18, 1999

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          DECEMBER 31,
                                                                          ------------
                                                                        1997       1998
                                                                      --------   --------
                      ASSETS
Current assets
  Cash and cash equivalents .......................................   $  9,945   $  4,349
  Accounts receivable, less allowance for doubtful accounts of $288
  and $448 at December 31, 1997 and 1998, respectively ............     14,319     14,973
  Inventory (note 4) ..............................................      4,161      3,669
  Unexpired insurance and other prepaid expenses ..................      2,487      3,701
                                                                      --------   --------
     Total current assets .........................................     30,912     26,692

Investment in joint venture (note 6) ..............................      3,164      3,340
Insurance claims receivable .......................................      2,563      3,176
Fixed assets, net (note 3) ........................................    119,920    125,359
Other assets ......................................................      3,731      2,967
                                                                      --------   --------

Total assets ......................................................   $160,290   $161,534
                                                                      ========   ========

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          DECEMBER 31,
                                                                          ------------
                                                                         1997       1998
                                                                       --------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Trade accounts payable ...........................................   $  3,602   $  6,617
   Current portion of long-term debt (note 8) ......................        168         --
  Accounts payable to joint venture ................................        477      2,295
  Accrued interest payable .........................................      4,331      4,254
  Other accrued liabilities ........................................      3,936      2,441
  Backpay liability ................................................        837        787
  Income taxes payable (note 9) ....................................         --        243
                                                                       --------   --------
     Total current liabilities .....................................     13,351     16,637

Long-term debt (note 8) ............................................     83,252     78,997
Insurance claims reserves ..........................................      7,227      7,984
Deferred income taxes (note 9) .....................................     32,450     31,768
Postretirement benefits other than pensions (note 10) ..............      4,321      4,729
Other liabilities ..................................................      5,045      4,060
                                                                       --------   --------
     Total liabilities .............................................    145,646    144,175

Commitments and contingencies (notes 11 and 12)

Mandatorily redeemable capital stock 4,000 shares outstanding
   at December 31,1997 and none at December 31, 1998 ...............      1,000         --

Stockholder's Equity
   Common stock, par value $0.01 per share authorized-100,000 shares issued and outstanding 40,600 shares at December 31, 1997 and
   44,600 shares at December 31, 1998 ..............................          1          1

   Capital surplus .................................................     10,149     11,149
   Retained earnings ...............................................      3,494      6,209
                                                                       --------   --------
   Total stockholders' equity ......................................     13,644     17,359
                                                                       --------   --------

   Total liabilities and stockholder's equity ......................   $160,290   $161,534
                                                                       ========   ========

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
           (Dollars in thousands, except share and per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                 1996         1997         1998
                                                               --------    ---------    ---------
Operating revenue ..........................................   $ 91,458    $ 100,526    $ 107,448
Cost of operations
   Operating expenses ......................................     57,451       66,090       70,195
   Depreciation ............................................      7,719        7,769        8,108
                                                               --------    ---------    ---------
    Total cost of operations ...............................     65,170       73,859       78,303
                                                               --------    ---------    ---------
Gross profit ...............................................     26,288       26,667       29,145
General and administrative expenses ........................     14,283       13,755       14,914
                                                               --------    ---------    ---------
Operating income ...........................................     12,005       12,912       14,231
Interest expense ...........................................    (10,132)     (10,026)     (10,266)
Interest income ............................................        146          346          437
Equity in (loss)/income from joint venture (note 6) ........        (66)        (727)         176
Other income/(expense), net ................................        160         (273)         102
                                                               --------    ---------    ---------
Income before provision for income taxes ...................      2,113        2,232        4,680
Provision for income taxes (note 9) ........................        808          613        1,965
                                                               --------    ---------    ---------
   Net income ..............................................   $  1,305    $   1,619    $   2,715
                                                               ========    =========    =========

Earnings per share
   Basic ...................................................   $  29.26    $   36.30    $   60.87
                                                               ========    =========    =========
   Diluted .................................................   $  28.56    $   35.20    $   59.02
                                                               ========    =========    =========

Weighted average number of shares outstanding (in thousands)
   Basic ...................................................       44.6         44.6         44.6
                                                               ========    =========    =========
   Diluted .................................................       45.7         46.0         46.0
                                                               ========    =========    =========

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                         1996        1997        1998
                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ....................................   $  1,305    $  1,619    $  2,715

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization .................     11,092      11,666      13,496
     Deferred income taxes .........................     (1,898)     (1,661)       (682)
     Equity in loss/(income) from joint venture ....         66         727        (176)
     Loss on disposal of floating equipment ........        128          90          --

     Changes in operating assets and liabilities:
         Accounts receivable .......................       (697)     (1,575)       (654)
         Other current assets ......................       (182)        219        (722)
         Accounts payable and accrued expenses .....      2,811      (1,740)      3,211
         Income taxes payable ......................        (69)       (926)        243
         Insurance claims receivable ...............       (629)       (217)       (613)
         Insurance claims reserve ..................      1,658       1,238         757
         Other assets and liabilities ..............     (2,158)       (679)       (578)
                                                       --------    --------    --------
Net cash provided by operating activities ..........     11,427       8,761      16,997
                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ..........................     (5,110)    (12,713)    (18,170)
     Capital contribution to joint venture .........         --      (1,000)         --
     Net proceeds from constructive total loss .....         --       2,800          --
     Proceeds from sale of leasehold interest ......         --       2,850          --
                                                       --------    --------    --------
Net cash used for investing activities .............     (5,110)     (8,063)    (18,170)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings .....................      2,250       3,420          --
      Repayment of debt ............................     (5,664)         --      (4,423)
      Payment of financing costs ...................        (82)         --          --
                                                       --------    --------    --------
Net cash (used for)/provided by financing activities     (3,496)      3,420      (4,423)
                                                       --------    --------    --------
Net increase/(decrease) in cash and cash equivalents      2,821       4,118      (5,596)
Cash and cash equivalents at beginning of period ...      3,006       5,827       9,945
                                                       --------    --------    --------
Cash and cash equivalents at end of period .........   $  5,827    $  9,945    $  4,349
                                                       ========    ========    ========

Cash paid during period for
     Interest ......................................   $  9,816    $  9,579    $  9,864
                                                       ========    ========    ========
     Income taxes ..................................   $  2,742    $  3,656    $  2,526
                                                       ========    ========    ========

See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholder's Equity
                             (Dollars in thousands)

                                                         COMMON     CAPITAL        RETAINED
                                                          STOCK     SURPLUS        EARNINGS       TOTAL
                                                          -----     -------        --------       -----
  Balance at December 31, 1995.......................        $1      $ 9,999         $  570        $10,570

  Transfer of mandatorily redeemable capital stock...         -          150              -            150

  Net income.........................................         -            -          1,305          1,305
                                                             --      -------         ------        -------

  Balance at December 31, 1996.......................        $1      $10,149         $1,875        $12,025

  Net income.........................................         -            -          1,619          1,619
                                                             --      -------         ------        -------

  Balance at December 31, 1997.......................        $1      $10,149         $3,494        $13,644
                                                             --      -------         ------        -------

  Exchange of mandatorily redeemable capital stock...         -        1,000              -          1,000

  Net income.........................................         -            -          2,715          2,715
                                                             --      -------         ------        -------

  Balance at December 31, 1998.......................        $1      $11,149         $6,209        $17,359
                                                             ==      =======         ======        =======

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  (1) MORAN TRANSPORTATION COMPANY

  Moran Transportation Company ("Moran" or the "Company") is a Delaware corporation, incorporated on June 2, 1994. Moran was organized to acquire (the "Acquisition") all of the outstanding common stock of Moran Towing Corporation (the "Predecessor"), a company which provided tug services and marine transportation services, primarily on the East and Gulf coasts of the United States. The Company manages its business as one operating segment. On July 11, 1994, the Acquisition was consummated and was accounted for as a purchase. In connection with the Acquisition, the Predecessor transferred its 20% equity interest in four partnerships to entities formed by the stockholders of the Predecessor. When the Company acquired the Predecessor, certain contingent liabilities of the Predecessor, primarily related to certain limited and defined guarantees given by the Predecessor, were assumed. These liabilities were fully reserved and funded by placing $13.6 million in escrow. In February 1997, $12.0 million of the escrow amount was released to the former shareholders upon the release of the Company from the partnership guarantees. There was no impact on the Company, other than assets and liabilities being reduced. The Company released the remaining $1.6 million escrow during the third quarter when a subsidiary of the Company terminated its leasehold interest in Jakobson Shipyard. The loss related to the lease termination was not material.

  On October 30, 1998, the Company completed a combination (the "Combination") with Turecamo Maritime, Inc., a Delaware corporation, and certain of its affiliated entities (the "Turecamo Entities"). The Turecamo Entities operate 33 tugboats and seven barges along the East Coast of the United States. Pursuant to the relevant agreements, the existing equityholders of the Company contributed all of their shares of capital stock of the Company to Moran Enterprises Corporation ("Moran Enterprises") in exchange for (i) newly-issued shares of common stock of Moran Enterprises which represents a substantial majority (but less than 80%) of the common stock of Moran Enterprises and (ii) newly-issued shares of Moran Enterprises preferred stock. Simultaneously, the existing stockholders of the Turecamo Entities contributed all of their shares of capital stock of each of the Turecamo Entities to Moran Enterprises in exchange for (i) newly-issued shares of common stock of Moran Enterprises, including certain shares which vest if certain financial criteria are met, which represent a minority interest in the common stock of Moran Enterprises, and (ii) an aggregate cash amount of $45.0 million. As a result, Moran Enterprises became the new parent of both the Company and the Turecamo Entities. The Company's 11 3/4% First Preferred Ship Mortgage Notes due 2004 (the "Notes") are not guaranteed by Moran Enterprises or the Turecamo Entities.

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

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

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

     RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

  Financial Accounting Standards No. 133 (FAS 133) - "Accounting for Derivative Instruments and Hedging Activities" was issued in 1998. This statement establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this new standard as of January 1, 2000. Management does not expect the adoption to have a material impact on the Company's results of operations, however, the impact on the Company's financial statements is dependent upon the market values of the Company's derivatives and related financial instruments at the date of adoption.

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

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

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

    EARNINGS PER SHARE

  Effective December 31, 1997, earnings per share were calculated in accordance with FAS 128, accordingly prior years earnings per share have been restated. Basic earnings per share is determined by dividing net income/(loss) by the weighted average number of common shares outstanding during the period, with out consideration of common stock equivalents. Diluted earnings per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

    COMPREHENSIVE INCOME

  For the years ended December 31, 1997 and 1998, other than net income, there were no items of comprehensive income to report.

   (3) FIXED ASSETS

   Fixed assets consist of the following:

                                                                          DEC. 31,                DEC. 31,
                                                                          --------                --------
                                                                            1997                    1998
                                                                          --------                --------
         Floating equipment...................................            $135,550                $147,227
         Capitalized drydocking costs.........................              10,123                  13,597
         Construction in progress.............................               2,425                   2,707
         Shipyard and pier improvements.......................                 171                     173
         Furniture, fixtures and leasehold improvements.......                 903                     970
         Equipment............................................                 199                     240
         Land.................................................                 663                     663
                                                                          --------                --------

         Less: Accumulated depreciation and amortization......              30,114                  40,218
                                                                          --------                --------
         Total................................................            $119,920                $125,359
                                                                          ========                ========

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

   (4) INVENTORIES OF FUEL, SUPPLIES AND REPAIR MATERIALS

  The components of inventory are as follows:

                                                            DEC. 31,    DEC. 31,
                                                              1997        1998
                                                              ----        ----
         Fuel...........................................     $  916      $  550
         Diesel parts...................................      1,583       1,491
         Propeller wheels and shafts....................      1,221       1,197
         Rope, fenders, supplies and miscellaneous......        441         431
                                                             ------      ------
         Total..........................................     $4,161      $3,669
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

  Partner's capital in the Company's 50% investment in the joint venture was $968, $1,480, and $1,897 at December 31, 1996, 1997 and 1998 respectively. The
  Company received no cash dividends in the three years ended December 31, 1998 and made a partnership contribution of $1,000 in 1997 to cover dry-docking related costs.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  The Company's 50% interest in the assets, liabilities, revenues, expenses and income of the joint venture is summarized as follows:

                                                          AS OF DECEMBER 31,
                                                       -------------------------

                                                         1997               1998
                                                       ------             ------
Total assets .............................             $1,858             $2,091
                                                       ======             ======
Total liabilities ........................             $  378             $  194
                                                       ======             ======

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------

                                              1996           1997          1998
                                            -------        -------        ------
Total revenues ......................       $ 2,528        $ 1,460        $2,924
                                            =======        =======        ======
Total expenses ......................       $ 2,354        $ 1,947        $2,508
                                            =======        =======        ======
Income/(loss) .......................       $   174        $  (487)       $  416
                                            =======        =======        ======
Additional amortization .............       $   240        $   240        $  240
                                            =======        =======        ======
Equity in (loss)/income .............       $   (66)       $  (727)       $  176
                                            =======        =======        ======

  In connection with the Acquisition, the Company increased the carrying value of its investment by $2,519 to fair market value. The Company is amortizing the increase over ten years, representing the remaining useful life of the joint venture's barge. Amortization was $240 per year for the three years ending December 31, 1998.

  (7) INSURANCE SUBSIDIARY

  The consolidated financial statements include the accounts of the Company's wholly-owned insurance subsidiary whose fiscal year end is March 31. Summarized unaudited financial information based on the Company's reporting periods is as follows:

                                                           AS OF DECEMBER 31,
                                                       -------------------------

                                                        1997               1998
                                                        ----               ----
Total assets .............................             $2,188             $2,253
                                                       ======             ======
Total liabilities ........................             $  384             $  381
                                                       ======             ======

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------

                                                1996           1997         1998
                                               -----          -----          ---
Total income (a) ....................           $118            $70          $67
                                                ====            ===          ===

(a) Total income includes interest income of $156, $91 and $90 for the years ended December 31, 1996, 1997 and 1998, respectively.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  (8) LONG-TERM DEBT

  Long-term debt at December 31 was as follows:

                                                                               1997      1998
                                                                             -------   -------
     11.75% Series B First Preferred Ship Mortgage Notes due July 15, 2004   $80,000   $78,997
      8.1% Term Loan due June 1, 2005 ....................................     3,420        --
                                                                             -------   -------
                                                                              83,420    78,997

          Less: Current maturities .......................................       168        --
                                                                             -------   -------
          Long-term portion ..............................................   $83,252   $78,997
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

  Because the Combination could have been deemed to have been a "Change of Control" under the terms of the indenture governing the Notes, the Company was required to commence a tender offer to purchase for cash any and all of the outstanding Notes which the Company commenced on November 25, 1998. The Company completed the tender offer on December 28, 1998, and as of such date, approximately $1,003 in aggregate principal of the Notes had been tendered, representing approximately 1.25% of the $80,000 Notes outstanding subject to the tender offer. Following the expiration of the offer, the Company accepted for payment all Notes validly tendered using available cash to make such a payment. The purchase price paid for the Notes was equal to 101% of their principal amount ($1,010 per $1,000 principal amount), plus accrued and unpaid interest.

  All of the Company's subsidiaries (the "Guarantors") have guaranteed the Series B First Preferred Ship Mortgage Notes. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis and, therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

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

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  investments, capital expenditures, and dividend and upstream payments. The Company must also comply with certain other financial covenants.

  The New Senior Credit Facility includes two $80 million term loan facilities, one of which was used to finance the Combination and the other of which may be drawn upon to redeem in full the Company's Notes when they become eligible for redemption under the applicable indenture. The indenture permits redemption of all such Notes commencing on July 15, 1999 at a redemption price equal to 108% of principal amount, with the redemption price decreasing over time thereafter. The Company currently intends to redeem the Notes on or about July 15, 1999 at 108% of their principal amount and has arranged financing under the New Credit Facility to do so; however, no assurance can be made that the Company will redeem the Notes at such time. Under the New Senior Credit Facility, several conditions must be satisfied prior to drawing on the term loan facility to redeem the Notes, including that no event of default shall have occurred or be continuing, that certain representations and warranties are true and correct, and that there shall have been no material adverse change in the condition of the vessels owned by Moran Enterprises and its subsidiaries. The New Senior Credit Facility also includes a $40 million revolving credit facility. Until the Notes are redeemed and the applicable term loan facility is drawn upon, however, the maximum amount that may be outstanding under the revolving credit facility is $20 million, no more than $15 million of which may be drawn upon for the benefit of the Company and its subsidiaries. The revolving credit facility includes a letter of credit subfacility of a separate sublimit which is available to the Company and its subsidiaries and which reduces the available credit under the revolving credit facility by the amount of any outstanding letter of credit and any unreimbursed drawings under letters of credit. The New Senior Credit Facility bears interest at rates linked to the prime rate and/or a Eurodollar rate, at Moran Enterprises's option. The term loan facility, which may be drawn upon to redeem the Notes, matures on June 30, 2004; the other $80 million term loan facility matures on December 31, 2005. The revolving credit facility has a term of six years.

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

  Concurrently with the closing of the Combination, the Company used available cash to pay the outstanding indebtedness of the Company due under a separate term loan facility of the Company, totaling $3.4 million, inclusive of principal, interest and any fees.

  The Company has deferred debt placement costs incurred in connection with the First Preferred Ship Mortgage Notes. The unamortized balance of such fees was $2,415 and $2,013 at December 31, 1997 and 1998, respectively.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

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

  The components of the provision for income taxes are as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                             1996             1997             1998
                                           -------          -------          -------
     Current .....................         $ 2,680          $ 2,274          $ 2,647
     Deferred ....................          (1,872)          (1,661)            (682)
                                           -------          -------          -------
                                           $   808          $   613          $ 1,965
                                           =======          =======          =======

  This provision includes state tax expense for the years ended December 31, 1996, 1997 and 1998 of $34, $182 and $497, respectively.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  The reconciliation of the Company's effective income tax rate and the statutory income tax rate are as follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1996         1997         1998
                                                      ----         ----         ----
     Statutory income tax rate ................       35.0%        35.0%        34.0%
     Increases (decreases) due to:

          State taxes .........................        6.4          5.3          7.0
          Meals and entertainment .............        2.0          1.9          0.8
          Rate differential ...................       (2.6)         1.8           --
          Release of valuation allowance ......         --        (17.3)          --
          Other-net ...........................       (2.6)         0.8          0.2
                                                    ------       ------       ------
     Effective income tax rate ................       38.2%        27.5%        42.0%
                                                    ======       ======       ======

  Under FAS 109, temporary differences which give rise to a significant portion of net deferred tax liabilities were as follows:

                                                          Dec. 31,     Dec. 31,
                                                            1997         1998
                                                            ----         ----
Deferred tax assets
   State and local taxes .............................    $    749     $    607
   Insurance claims reserves .........................         623          464
   Post retirement benefits other than pensions ......       1,469        1,608
   Additional compensation ...........................         268          318
   Hull insurance aggregate reserves .................       1,179        1,214
   P & I insurance aggregates reserve ................         373          230
   Backpay liability .................................       1,403        1,102
   Other items-net ...................................        (109)          89
                                                          --------     --------
   Total deferred tax assets .........................       5,955        5,632
                                                          --------     --------
Deferred tax liabilities
   Depreciation and amortization .....................     (34,411)     (33,247)
   Pension benefits ..................................        (368)        (273)
   Capitalized drydocking costs ......................      (2,263)      (2,641)
   Land valuation ....................................        (197)        (197)
   Fuel inventory ....................................        (311)        (187)
                                                          --------     --------
   Total deferred tax liabilities ....................     (37,550)     (36,545)

   Valuation allowance ...............................        (335)        (335)
                                                          --------     --------
   Net deferred tax liabilities ......................    $(31,930)    $(31,248)
                                                          ========     ========

  The current portion of net deferred income taxes of $520 at December 31, 1997 and 1998, respectively, is included in other prepaid expenses.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  (10) PENSION, POSTRETIREMENT BENEFIT AND PROFIT SHARING PLANS

      PENSION

  The net periodic pension expense for the Company's defined benefit pension plan is comprised of the following:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------

                                                         1996     1997     1998
                                                        -----    -----    -----
Service cost-benefits earned during the period ......   $ 327    $ 305    $ 358
Interest cost projected benefit obligation ..........     559      532      603
Expected return on plan assets ......................    (757)    (609)    (650)
Recognized actuarial loss ...........................     117        4       29
                                                        -----    -----    -----
Net periodic pension expense ........................   $ 246    $ 232    $ 340
                                                        =====    =====    =====

  The changes in benefit obligation and plan assets and the funded status reconciliation as of December 31, 1997 and 1998 for the Company's defined benefit pension plan are shown below:

                                                             Pension Benefits
                                                            1997        1998
                                                           -------     -------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year .............   $ 7,099     $ 7,878
     Service cost ......................................       305         358
     Interest cost .....................................       532         603
     Benefits paid .....................................      (481)       (604)
     Actuarial loss ....................................       423       1,333
                                                           -------     -------
  Benefit obligation at end of year ....................   $ 7,878     $ 9,568

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year ......   $ 7,776     $ 8,339
     Actual return on plan assets ......................     1,044         780
     Benefits paid .....................................      (481)       (604)

   Fair value of plan assets at end of year ............   $ 8,339     $ 8,515

  RECONCILIATION OF FUNDED STATUS
    Funded status ......................................   $   461     $(1,053)
    Unrecognized actuarial loss ........................       675       1,849
                                                           -------     -------
      Prepaid benefit cost .............................   $ 1,136     $   796
                                                           =======     =======

 THE ACTUARIAL ASSUMPTIONS ARE AS OF DECEMBER 31:
    Discount rate ......................................      7.25%       6.75%
    Expected long term rate of return on plan assets ...      8.00%       8.00%
    Rate of compensation increase ......................      4.00%       4.00%

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  The Company has a defined benefit pension plan covering substantially all shoreside non-union employees. The plan generally provides benefit payments using a formula that is based on an employee's compensation and length of service. The Company's policy is to fund current service costs. The plan's assets are primarily invested in a managed bond portfolio with a portion invested in a managed equity portfolio. Since the plan was fully funded, no contributions were required for the 1997 and 1998 plan years. In addition, the Company has an unfunded supplemental employee retirement plan ("SERP") for certain executives. The Company's pension SERP liability was $651 and $750 at December 31, 1997 and 1998 respectively.

  In accordance with contractual agreements, the Company makes contributions to union-sponsored pension and welfare plans. Such contributions were $1,965, $2,287 and $2,504 for years December 31, 1996, 1997 and 1998, respectively. In addition, the Company has a defined contribution pension plan for non-union fleet employees. The Company made contributions of $201, $333 and $376 for the years ended December 31, 1996, 1997 and 1998, respectively.

  PROFIT SHARING PLAN

  The Company has a non-contributory profit-sharing plan covering substantially all shoreside non-union employees. Company contributions are at the discretion of the Board of Directors. The Company made contributions of $674, $681 and $759 for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company has an unfunded profit sharing SERP for certain executives. The Company's profit sharing SERP liability was $137 and $188 at December 31, 1997 and 1998, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides certain health care and life insurance benefits to all employees who retire from the Company and satisfy certain service and age requirements.

  Generally, the medical coverage pays a stated percentage of most medical expenses reduced for any deductible and payments made by Medicare or other group coverage. Benefits are administered through an insurance carrier paid by the Company. The cost of providing these benefits is shared with retirees. The cost sharing provisions vary depending on the retirement date. The plan is unfunded. The premium cost of providing these benefits was $265, $271 and $286 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  The changes in benefit obligation and plan assets and the funded status reconciliation as of December 31, 1997 and 1998 for the Company's postretirement benefits are shown below:

                                                              OTHER BENEFITS
                                                           --------------------
                                                             1997         1998
                                                           -------      -------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at the beginning of year ........     $ 4,646      $ 5,416
   Service cost ......................................         176          219
   Interest cost .....................................         366          398
   Benefits paid .....................................        (265)        (412)
   Actuarial loss ....................................         493          653
                                                           -------      -------
  Benefit obligation at end of year ..................     $ 5,416      $ 6,274

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year .....     $    --      $    --
   Actual return on plan assets ......................          --           --
   Employer contributions ............................         265          412
   Benefits paid .....................................        (265)        (412)
                                                           -------      -------
  Fair value of plan assets at end of year ...........     $    --      $    --

 RECONCILIATION OF FUNDED STATUS
   Funded status .....................................     $(5,416)     $(6,274)
   Unrecognized actuarial loss .......................       1,107        1,693
                                                           -------      -------
     Prepaid benefit cost ............................     $(4,309)     $(4,581)
                                                           =======      =======

  Net periodic postretirement benefit cost for periods ended December 31, 1997 and December 31, 1998 included the following components:

                                                                  1996   1997   1998
                                                                  ----   ----   ----
Service cost of benefits earned ...............................    161   $176   $219
Interest cost on accumulated postretirement benefits obligation    318    366    398
Recognized actuarial loss .....................................     32     49     67
                                                                  ----   ----   ----
Net periodic postretirement benefit cost ......................   $511   $591   $684
                                                                  ====   ====   ====

  The discount rate used in determining the APBO was 7.5% in 1996, 7.25% in 1997 and 6.75% in 1998.

  ASSUMED HEALTH CARE COST TREND

  For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate is assumed to decrease gradually to 6% for 2000 and remain at that level thereafter.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rate would have the following effects.

                                                                             ONE PERCENTAGE    ONE PERCENTAGE
                                                                             POINT INCREASE    POINT DECREASE
                                                                             --------------    --------------
  Effect on total of service and interest cost components for 1998.....           $109            $ (82)
  Effect on year-end 1998 postretirement benefit obligation............           $802            $(705)

  (11) COMMITMENTS

  On November 8, 1996, a subsidiary of the Company entered into a 10 year bareboat charter for the barge Portsmouth. The Company has an option to purchase the barge at the end of the seventh year and at the end of the lease term. The annual charterhire for this vessel is $1.0 million over the term of the lease.

  Minimum annual rental commitments at December 31, 1998, under non-cancelable operating leases, including the bareboat charter for the Portsmouth, are as follows:

              1999.................................       $1,880
              2000.................................        1,860
              2001.................................        1,790
              2002.................................        1,713
              2003.................................        1,659
              2004 and beyond......................        3,126

  Total gross rent expense was $1,160, $1,896 and $1,906 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

  While the current state of law imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Federal court hearing this matter has ruled that the PRPs are liable in contribution only, not joint and severally. The Company believes that its portion of the hazardous materials disposed of at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  (13) SHIPYARD ASSETS HELD FOR SALE

  In the third quarter of 1997, the owner of the Jakobson Shipyard site sold its property to the State of New York and the Town of Oyster Bay. At the same time, Jakobson Shipyard, Inc., a subsidiary of the Company, terminated its leasehold interest in the property and received $2.9 million. The loss related to the lease termination was not material.

  (14) FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments at December 31, 1997 and 1998 is made in accordance with the requirements of FAS No 107, "Disclosure about Fair Market of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The Company's financial instruments consist of cash, short-term trade receivables and payables, and short and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair value.

  Based upon the average of the bid and asked price for the 11.75% Series B First Preferred Ship Mortgage Notes at their respective year ends, the fair value of the Company's Notes as of December 31, 1997 and 1998 is approximately $88,800 and $84,900 respectively.

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

  The fair value information presented herein is based on pertinent information available to management as of December 31, 1997 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

  (15) RELATED PARTY TRANSACTIONS

  In 1995, the Company and certain related parties (the "Group") negotiated insurance coverage with third party providers in order to obtain lower premiums. In connection with the new coverage, the Group entered into a risk sharing agreement whereby the Company would bear a portion of certain claims expense of the Group in proportion to its past experience. This percentage is reset each year. The Company believes its agreement is at arms length. The amount due from related parties under the risk sharing agreement was $541 at December 31, 1998.

                          MORAN TRANSPORTATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

  At December 31, 1998, Moran Enterprises Corporation owed the Company $1.4 million. In addition, during 1998, Mormac paid $232,800 for ship docking services performed by the Company. All such services were provided on arms'-length terms at customary rates. The Company also provides tug services to, and has tug services provided to it by, the Turecamo Entities. Since the Combination, the Turecamo Entities paid $261,800 for tug services performed by the Company, and were paid $363,400 by the Company for tug services performed by them for the Company.

  (16) MANDATORILY REDEEMABLE CAPITAL STOCK

  Mandatorily Redeemable Capital Stock was the same as the Company's Common Stock in terms of voting rights, dividends and other attributes except that under certain circumstances it was redeemable at the option of stockholders or the Company at fair market value. In 1998, as part of the Combination, the Company's Mandatorily Redeemable Capital Stock was exchanged for stock in Moran Enterprises Corporation. The Company is now a 100%-owned subsidiary of Moran Enterprises Corporation. As of December 31, 1997, the fair market value of the shares was $250 per share. The Company's Common Stock contains no redemption features.

  (17) STOCK OPTION PLAN

  On July 11, 1994 the Company adopted a Stock Option Plan (the "1994 Plan") which became effective on the date of the Acquisition to provide an incentive to certain employees of the Company to remain in the employ of the Company and to increase their personal interest in the success of the Company. Effective as of October 30, 1998, the effective date of the Combination, 1994 Stock Options held by employees were exchanged for options ("1998 Stock Options") to purchase units of capital stock of Moran Enterprises pursuant to the Moran Enterprises Corporation 1998 Stock Option Plan (the "1998 Plan").

  The Company applies APB Opinion 25 and related Interpretations in accounting for the 1994 Plan. Accordingly, no compensation cost has been recognized for its fixed stock options plan. Had the compensation cost for the stock based compensation plan been determined in accordance with FAS 123, the Company's net income and earnings per share would not have been materially different.