Form 10-Q
period 1999-03-31
MORAN TRANSPORTATION CO
filed 1999-05-14
CIK 928188

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                                    Yes /X/     No / /
                                    ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of May 14, 1999, all of the registrants' 44,600 issued and outstanding shares of Common Stock, par value $0.01 per share, were held by Moran Enterprises Corporation.

                          MORAN TRANSPORTATION COMPANY
                                   FORM 10 - Q
                                      INDEX


                                                                            PAGE
PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements of Moran Transportation
                         Company and Subsidiaries

                  Consolidated Balance Sheets at December 31, 1998 and
                         March 31, 1999                                        3

                  Consolidated Statements of Income for the three
                         months ended March 31, 1998 and March 31, 1999        5

                  Consolidated Statements of Cash Flows for the three
                         months ended March 31, 1998 and March 31, 1999        6

                  Notes to Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   9

PART II.          OTHER INFORMATION                                           10

                         PART I - FINANCIAL INFORMATION

                           ITEM 1.FINANCIAL STATEMENTS

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                              DEC 31,      MARCH 31,
                                                               1998          1999
                                                             --------      --------
                                                                          (UNAUDITED)
         ASSETS

Current assets
     Cash and cash equivalents                               $  4,349      $  3,739
     Accounts receivable, less allowance for doubtful
         accounts of $448 and $398 at December 31, 1998
         and March 31, 1999, respectively                      14,973        15,867
     Inventory                                                  3,669         3,680
     Unexpired insurance and other prepaid expenses             3,701         3,136
                                                             --------      --------
         Total current assets                                  26,692        26,422

Investment in joint venture                                     3,340         2,749
Insurance claims receivable                                     3,176         3,601
Fixed assets, net                                             125,359       125,093
Other assets                                                    2,967         2,755
                                                             --------      --------
         Total assets                                        $161,534      $160,620
                                                             ========      ========


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           DEC 31,      MARCH 31,
                                                                            1998          1999
                                                                          --------      --------
                                                                                       (UNAUDITED)
         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Trade accounts payable                                               $  6,617      $  6,071
     Accounts payable to joint venture                                       2,295         1,347
     Accrued interest payable                                                4,254         1,934
     Other accrued liabilities                                               2,441         3,915
     Backpay liability                                                         787           787
     Income taxes payable                                                      243         1,247
                                                                          --------      --------
         Total current liabilities                                          16,637        15,301

Long-term debt                                                              78,997        78,997
Insurance claims reserves                                                    7,984         8,251
Deferred income taxes                                                       31,768        31,552
Postretirement benefits other than pensions                                  4,729         4,836
Other liabilities                                                            4,060         3,881
                                                                          --------      --------
         Total liabilities                                                 144,175       142,818
                                                                          --------      --------


Stockholder's Equity
   Common stock, par value $0.01 per share authorized-100,000 shares
   issued and outstanding 44,600 shares                                          1
                                                                                               1

   Capital surplus                                                          11,149        11,149
   Retained earnings                                                         6,209         6,652
                                                                          --------      --------
   Total stockholder's equity                                               17,359        17,802
                                                                          --------      --------
    Total liabilities and stockholder's equity                            $161,534      $160,620
                                                                          ========      ========


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    1998           1999
                                                                  --------       --------
Operating revenue                                                 $ 25,712       $ 27,650
Cost of operations
     Operating expenses                                             16,412         18,562
     Depreciation                                                    1,977          2,122
                                                                  --------       --------
Total cost of operations                                            18,389         20,684
                                                                  --------       --------
Gross profit                                                         7,323          6,966
General and administrative expenses                                  3,757          3,747
                                                                  --------       --------
Operating income                                                     3,566          3,219
Interest expense                                                    (2,559)        (2,463)
Interest income                                                        119             32
Equity in loss from joint venture                                      (56)           (90)
Other income                                                            15             51
                                                                  --------       --------
 Income before provision for income taxes                            1,085            749

Provision for income taxes                                             389            306
                                                                  --------       --------
     Net income                                                   $    696       $    443
                                                                  ========       ========

Earnings per share
     Basic                                                        $  15.61       $   9.93
                                                                  ========       ========
     Diluted                                                      $  15.13       $   9.93
                                                                  ========       ========

Weighted average number of shares outstanding (in thousands)
     Basic                                                            44.6           44.6
                                                                  ========       ========
     Diluted                                                          46.0           44.6
                                                                  ========       ========


           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            1998           1999
                                                          --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $    696       $   443
                                                          --------       -------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                           3,106         3,831
     Deferred income taxes                                      --          (216)
     Equity in loss from joint venture                          56            90

Changes in operating assets and liabilities:
     Accounts receivable                                       931          (894)
     Other current assets                                      664           554
     Accounts payable and accrued expenses                    (937)       (2,340)
     Income taxes payable                                      865         1,004
     Insurance claims receivable                            (1,278)         (425)
     Insurance claims reserves                                 192           267
     Other assets and liabilities                              (83)          (72)
                                                          --------       -------
Net cash provided by operating activities                    4,212         2,242
                                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (2,569)       (3,352)
     Distribution from joint venture                            --           500
                                                          --------       -------
Net cash used for investing activities                      (2,569)       (2,852)
                                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                         (41)           --
                                                          --------       -------
Net cash used for financing activities                         (41)           --
                                                          --------       -------

Net increase/(decrease) in cash and cash equivalents         1,602          (610)

Cash and cash equivalents at beginning of period             9,945         4,349
                                                          --------       -------
Cash and cash equivalents at end of period                $ 11,547       $ 3,739
                                                          ========       =======

           See accompanying notes to consolidated financial statements

                          MORAN TRANSPORTATION COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)
                                   (UNAUDITED)


NOTE 1 - MORAN TRANSPORTATION COMPANY

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.


NOTE 2 - CHANGES IN STOCKHOLDER'S EQUITY


                                                  COMMON     CAPITAL        RETAINED
                                                  STOCK      SURPLUS        EARNINGS      TOTAL
Balance at December 31, 1998                       $ 1       $ 11,149        $6,209      $17,359

Net Income                                           -              -           443          443
                                                   ---       --------        ------      -------

Balance at March 31, 1999                          $ 1       $ 11,149        $6,652      $17,802
                                                   ===       ========        ======      =======


NOTE 3 - INCOME TAXES

The Company and its wholly owned domestic subsidiaries file a consolidated Federal income tax return with its parent, Moran Enterprises Corporation. The Company accounts for deferred income taxes using the asset and liability method as prescribed under Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company provides a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The Court has ruled that the Company's subsidiary is liable in contribution only, not jointly and severally. The Company believes that its subsidiary's portion of the hazardous materials disposed at the site, if any, is insignificant when compared to that of the other PRPs. While management is unable to estimate the Company's future liability, if any, it does not believe such liability would have a material adverse effect on the Company's financial position or results of operations.


NOTE 5 - FINANCIAL STATEMENTS OF GUARANTORS

All of the Company's subsidiaries ("Guarantors") have guaranteed the Company's First Preferred Ship Mortgage Notes. Accordingly, the financial statements of the Guarantors have not been included, individually or on a combined basis, because the Guarantors have fully and unconditionally guaranteed such Notes on a joint and several basis, and because the aggregate net assets, earnings and equity of the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis. Therefore, separate financial statements concerning the Guarantors are not deemed material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

OPERATING REVENUES: Operating revenues increased by $1.9 million, or 7.5% during the first quarter of 1999 versus the comparable period in 1998. Tug services revenues increased by 9.5%, to $16.9 million, primarily due to increased harbor docking and coastwise towing revenues. Marine transportation revenues increased by 4.1% to $10.6 million reflecting a new petroleum transportation contract in Florida and increased movements of scrap and other products. These increases were partially offset by lower coal transportation primarily due to one of the Company's utility customers switching to coal to oil at two of their generating plants due to lower oil prices. If oil prices increase, management expects coal shipments to resume.

OPERATING EXPENSES: Operating expenses increased by $2.2 million, or 13.1%, to $18.6 million in the first quarter of 1999. The increase is primarily due to increased costs for labor, outside charterhire and drydocking amortization expense. The labor and outside charter increase is driven by the increased activity discussed above, partially offset by a decrease in fuel prices during the first three months as compared to last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses remained effectively flat in the first quarter of 1999, at $3.7 million, compared to $3.8 million in the first quarter of 1998. No individual expense categories have increased or decreased materially.

OPERATING INCOME: Operating income decreased by $0.3 million, or 9.7%, to $3.2 million in the first quarter of 1999. This decrease is primarily due to the increased operating expenses discussed above, partially offset by the increase in revenues.

INTEREST EXPENSE: Interest expense decreased by $0.1 million, or 3.8%, to $2.5 million in the first quarter of 1999 due to a lower debt balance outstanding.

NET INCOME: Net income decreased by $0.3 million, to $0.4 million in the first quarter of 1999. The reduction in overall profitability was principally driven by lower operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended March 31, 1999 decreased by $0.6 million. This decrease was attributable to the factors discussed below:

In the three months ending March 31, 1999, net cash provided by operating activities was $2.2 million. This cash, together with a $0.5 million distribution from the Company's joint venture, was used to fund capital expenditures of $3.4 million and resulted in a decrease of cash and cash equivalents of $0.6 million.

The Company believes that cash flow from current levels of operations and, to a lesser extent, availability under the Senior Credit Facility, will be adequate to make required payments of interest on the Company's indebtedness, as well as to fund ongoing capital expenditures.

The Company currently intends to redeem the Notes on or about July 15, 1999 at 108% of their principal amount using funds advanced from its parent company. In connection with the redemption, the Company expects to incur an extraordinary charge of $8.3 million, comprised of $6.3 million in prepayment penalties and a write-off of related debt placement costs of $2.0 million.
The net of tax charge is expected to be $5.4 million or $121.08 per share.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              None

ITEM 2.  CHANGES IN SECURITIES

         (a)  None

         (b)  None

         (c)  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 1999, the stockholder of the Company at its annual meeting elected the following persons to serve as directors:

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

                          MORAN TRANSPORTATION COMPANY




                             By: /s/ Malcolm W. MacLeod
                                 ---------------------------------
                                 Name: Malcolm W. MacLeod
                                 Title: President and Chief Executive Officer



Date:   May 14, 1999         By: /s/ Jeffrey J. McAulay
                                 ---------------------------------
                                 Name: Jeffrey J. McAulay
                                 Title: Vice President, Finance and
                                 Administration (principal financial officer)